Form 10QSB
period 1996-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 1996-08-12
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, DC  20549


                                  FORM 10-QSB
[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934


[ ] Transition Report Pursuant to 13 or 19(d) of the Securities Exchange Act of 1934


        For the transition period from_____________to__________________


                        For Quarter Ended June 30, 1996


                         Commission File Number 0-7865
                                                ------


                    SECURITY LAND AND DEVELOPMENT CORPORATION
                   ------------------------------------------


         GEORGIA                                       58-1088232
         -------                                       ----------
(State or other Jurisdiction of           (I.R.S.Employer Identification Number)
 Incorporation or Organization)


2816 Washington Road, #103, Augusta,  Georgia                     30909-2112
- - ---------------------------------------------                     ----------
(Address of Principal Executive Offices)                           Zip Code

Issuers Telephone Number  (706) 736-6334
                          --------------


       ________________________________________________________________
      (Former Name, Address & fiscal year, if changed from last report.)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  X  NO
                                                                ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


           Class                           Outstanding at June 30, 1996
- - ----------------------------               ----------------------------
Common Stock, $.10 Par Value                      5,237,607 shares

Transitional Small Business Disclosure Format:  Yes       No  X
                                                    ---      ---

                        PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:


                                                                            PAGE
                                                                            ----


CONDENSED CONSOLIDATED BALANCE SHEET AS OF
  JUNE 30, 1996......................................................... 3 AND 4

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  FOR THE THREE MONTHS ENDED
  JUNE 30, 1996 AND 1995, AND THE
  NINE MONTHS ENDED JUNE 30, 1996 AND 1995.................................... 5

CONDENSED CONSOLIDATED STATEMENTS OF CASH
  FLOWS FOR THE NINE MONTHS ENDED
  JUNE 30, 1996 AND 1995................................................ 6 AND 7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................... 8 AND 9

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 1996

- - --------------------------------------------------------------------------------



            ASSETS

CURRENT ASSETS
    Cash                                                          $     23,800
    Other current assets                                                   141
                                                                  ------------
                Total current assets                                    23,941
                                                                  ------------



INVESTMENTS AND OTHER ASSETS
    Land and improvements, at cost                                     307,719
    Property leased to others under operating leases,
       less accumulated depreciation $706,187                        5,674,208
    Other assets                                                        17,238
                                                                  ------------
                                                                     5,999,165
                                                                  ------------

                                                                  $  6,023,106
                                                                  ============

See Notes to Condensed Consolidated Financial Statements.

- - -------------------------------------------------------------------------------
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                      $     3,517
    Current portion of long-term debt                         103,973
    Other current liabilities                                  15,483
    Short-term loans, related party                            50,500
                                                         ------------
            Total current liabilities                         173,473
                                                         ------------

LONG-TERM DEBT, less current maturities                     4,103,772
                                                         ------------

DEFERRED TAXES                                                 17,297
                                                         ------------

DEFERRED INCOME                                               466,316
                                                         ------------


STOCKHOLDERS' EQUITY
    Common stock, at par value                                623,761
    Paid-in capital                                           333,766
    Retained earnings                                         404,721
                                                         ------------
                                                            1,362,248
    Less subscribed shares                                    100,000
                                                         ------------
                                                            1,262,248
                                                         ------------

                                                         $  6,023,106
                                                         ============

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

- - ----------------------------------------------------------------------------------------------------------------------
                                                  Three               Nine               Three              Nine
                                                 Months              Months             Months             Months
                                                  Ended               Ended              Ended              Ended
                                                 June 30,            June 30,           June 30,           June 30,
                                                  1996                1996               1995               1995
                                            -----------------------------------------------------------------------

Revenue, rents earned                       $    142,881        $    434,753       $     80,954        $    117,688
                                            ------------        ------------       ------------        ------------
Operating expenses:
  Payroll and related costs                        9,679              30,655              6,544              20,304
  Professional Services                            3,250              11,030                  0              25,830
  Depreciation                                    40,305             103,446             13,124              21,324
  Property taxes                                       0               1,686                  0               8,632
  Maintenance and Utilities                        7,310              17,757                  0                   0
   Other                                           1,348              13,833              4,863              18,925
                                            ------------        ------------       ------------        ------------
                                                  61,892             178,407             24,531              95,015
                                            ------------        ------------       ------------        ------------

Operating income                                  80,989             256,346             56,423              22,673
                                            ------------        ------------       ------------        ------------
Nonoperating income (expense):
  Interest income                                  3,650               4,493                318                 469
  Interest expense                               (83,152)           (251,414)           (18,014)            (20,580)
  Gain on sale of timber from
      investment property                              0               8,011                  0                   0
  Gain on sale of land                                 0                   0                  0              30,229
                                            ------------        ------------       ------------        ------------
                                                 (79,502)           (238,910)           (17,696)             10,118
                                            ------------        ------------       ------------        ------------
Income (loss) before income taxes                  1,487              17,436             38,727              32,791

Income taxes                                      11,017              11,017                  0               1,520
                                            ------------        ------------       ------------        ------------
Net income (loss)                                 (9,530)              6,419             38,727              31,271
                                            ============        ============       ============        ============
Income (Loss) per common share              $          0        $          0       $       0.01        $       0.01
                                            ============        ============       ============        ============

See Notes to Condensed Consolidated Financial Statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

- - -----------------------------------------------------------------------------------------------------------
                                                                               Nine Months Ended
                                                                                     June 30,
                                                                       --------------------------------
                                                                            1996               1995
Cash flows from operating activities:
    Cash received from leases                                          $   416,264         $   117,688
    Interest received                                                        4,493                 469
    Cash paid to suppliers and employees                                  (141,386)            (93,976)
    Interest paid                                                         (251,414)            (20,580)
    Income taxes paid                                                            0              (1,520)
                                                                       -----------         -----------
                Net cash (used in) operating activities                     27,957               2,081
                                                                       -----------         -----------
 Cash flows from investing activities:
    Proceeds from sales of land, timber and installment sales                8,011              43,311
    Purchase of fixed assets                                                  (262)            (21,301)
                                                                       -----------         -----------
                Net cash provided by investing activities                    7,749              22,010
                                                                       -----------         -----------

Cash flows from financing activities:
   Stockholder loan                                                              0              35,000
   Principal payments on long-term debt                                    (89,717)            (33,302)
                                                                       -----------         -----------
                Net cash provided by (used in) financing activities        (89,717)              1,698
                                                                       -----------         -----------

Net increase (decrease) in cash                                            (54,011)             25,789

Cash at beginning of period                                                 77,811              12,503
                                                                       -----------         -----------
Cash at end of period                                                  $    23,800         $    38,292
                                                                       ===========         ===========

See Notes to Condensed Consolidated Financial Statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

- - -----------------------------------------------------------------------------------------------------------
                                                                               Nine Months Ended
                                                                                     June 30,
                                                                       --------------------------------
                                                                            1996               1995
Reconciliation of net income to net cash provided
   operating activities:
   Net  income                                                         $     6,419         $    31,271
     Depreciation                                                          103,446              21,324
   Gain on sale of land                                                     (8,011)            (30,229)
   Deferred taxes                                                           11,017                   0
   Deferred revenue                                                        (18,489)                  0
   Changes in assets and liabilities:
        Decrease in other assets                                                 0               7,828
        (Decrease) in liabilities                                          (78,551)            (28,113)
        Decrease in tax receivable                                          12,126                   0
                                                                       -----------         -----------
            Net cash provided by operating activities                       27,957               2,081
                                                                       ===========         ===========
Supplemental schedule of non-cash investing and
   financing activities:
   Draws on construction loan, made through third-party
     developer                                                         $         0         $ 2,814,582
                                                                       ===========         ===========
   Conversion of construction loan to permanent financing              $         0         $ 4,300,000
                                                                       ===========         ===========


See Notes to Condensed Consolidated Financial Statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended September 30, 1995 for further information.

         The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.


NOTE 2.  INVESTMENT IN LEASES AND PROPERTY UNDER OPERATING LEASES

         Property leased or held for lease to others under operating leases consists of the following at June 30, 1996:

              Land                           $   813,660
              Warehouse and buildings          5,566,735
                                            ------------
                                               6,380,395
              Less accumulated depreciation      706,187
                                            ------------
                                            $  5,674,208
                                            ============

         Refer to the Company's Form 10-KSB for the year ended September 30, 1995 for further information on operating lease agreements and terms.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

NOTE 3.  SHORT-TERM LOANS - RELATED PARTY

         Short-term loans from a director of the Company consisted of the following at June 30, 1996:

         Cash advances, no stated interest rate
         or maturity date, unsecured                           $  50,500
                                                               =========

NOTE 4.  LONG-TERM DEBT

         Long-term debt consisted of the following at June 30, 1996:

         7.875% note payable to an insurance company        $  4,207,745
         due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease payments from the property.

         Less current maturities                                 103,973
                                                            ------------
                                                            $  4,103,772
                                                            ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's results of operations for the nine month period ended June 30, 1996 and a comparative analysis of the same period for the 1995 year are presented below:

                                                 Increase (Decrease)
                                                   1996 Compared to
                                                        1995

                           1996       1995      Amount      Percent

Leasing revenue       $  434,753  $  117,688  $  317,065     269.0

Operating expenses       178,407      95,015      83,392      88.0

Interest expense         251,414      20,580     230,834    1122.0

Revenue from leasing has increased from 1995 primarily because the lease agreement for the Washington Road strip center space with Publix Supermarkets, Inc. became effective May 1995. On an annualized basis, 1996 revenue from leasing is comparable to the fiscal year ended September 30, 1995. Lease revenue from other properties owned by the Company has remained level from 1995 to 1996.

In January 1996, the Company renewed the lease agreement for the commercial building operated as a restaurant. The lease is for a three year period with annual lease payments of approximately $45,000. All other terms of the lease are substantially consistent with the previous agreement.

The Company obtained a new tenant to occupy a portion of the additional leaseable space at the Washington Road strip center. Revenue from the lease agreement will be approximately $20,000 per year. The Company is continuing to seek additional tenants for the remaining available leaseable space.

Refer to the Company's Form 10-KSB for the year ended September 30, 1995 for further information regarding properties owned and lease terms.

Operating expenses for 1996 have increased from 1995 primarily because of increased maintenance, utility and depreciation costs associated with the Washington Road strip center. On an annualized basis, 1996 operating expenses are comparable to the fiscal year ended September 30, 1995.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Operating expenses for 1995 include approximately $24,000 in professional services costs related to legal proceedings of the Company. These matters were settled in 1995. Refer to the Company's Form 10-KSB for the year ended September 30, 1994 for further information on these proceedings.

Interest expense has increased from 1995 because the financing of the strip center completed in May 1995 is now in place. On an annualized basis, 1996 interest expense is comparable to the fiscal year ended September 30, 1995.

Refer to the Company's Form 10-KSB for the year ended September 30, 1995 for information regarding the financing of the strip center and management's expectations for operating and interest expense for the current year.

The Company's ratio of current assets to current liabilities has increased from the prior quarter to .14. Current assets to current liabilities was .12 at March 31, 1996, .16 at December 31, 1995, .34 at September 30, 1995 and 3.33 at
June 30, 1995. The decline from the prior year has been primarily caused by utilizing current assets to liquidate current liabilities, with the current liability relating to long-term debt remaining substantially constant.

During the current quarter, the Company satisfied liquidity needs through liquidation of existing assets and through operating revenues. Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company. Primarily from the leasing of the strip center and from the commercial building operated as a restaurant.

The Company does not expect any significant changes in the number of employees.

                          PART II.   OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits

          16   Letter on change in certifying accountant.

          27   Financial Data Schedule

          (b) The Company filed Form 8-K on May 16, 1996 to report a change in certifying accountant.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SECURITY LAND AND DEVELOPMENT CORPORATION
                                       -----------------------------------------
                                                       (Registrant)



August 9, 1996                                    BY:  /S/  T. GREENLEE FLANAGIN
                                                  ------------------------------
                                                  T. GREENLEE FLANAGIN
                                                  PRESIDENT
                                                  CHIEF FINANCIAL OFFICER

                               INDEX TO EXHIBITS
                               -----------------


  EXHIBIT NUMBER                DESCRIPTION               SEQUENTIAL PAGE NUMBER

       16          Letter on change in certifying account                     15

       27          Financial Data Schedule                             16 and 17

[LETTERHEAD OF MAULDIN & JENKINS GOES HERE]


Securities and Exchange Commission
Washington, DC  20549

     We were previously the independent accountants for Security Land and Development Corporation, and on December 12, 1995, we reported on the consolidated financial statements of Security Land and Development Corporation and subsidiary as of and for the two years ended September 30, 1995. On May 15, 1996, as a result of the merger of our Augusta office with another firm, we resigned as independent accountants of Security Land and Development Corporation. We have read Security Land and Development Corporation's statements included under Item 4 of its Form 8-K dated May 16, 1996, and we agree with such statements.

                                          MAULDIN & JENKINS

                                          /s/ Mauldin & Jenkins
                                          ---------------------
Augusta, Georgia
May 16, 1996