Form 10-K
period 1996-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 1996-12-30
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB
[X]        ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1996

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from                   to
                                      -----------------    -----------------

                         Commission File Number 0-7865.
                                                ------

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                            (A GEORGIA CORPORATION)
                            INTERNAL REVENUE SERVICE
                   EMPLOYER IDENTIFICATION NUMBER 58-1088232
                 2816 WASHINGTON ROAD, #103, AUGUSTA, GA 30909
                         TELEPHONE NUMBER 706-736-6334

           Securities registered pursuant to Section 12(b) of the Act

                                      None

           Securities registered pursuant to Section 12(g) of the Act

                                  Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES  X    NO
                                 ------    ------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's total revenues for the fiscal year ended September 30, 1996 were $617,164.

As of the close of the period covered by this report, registrant had outstanding 5,237,607 shares of common stock. There is no established market for the common stock of the registrant. Therefore, the aggregate market value of the voting stock held by non-affiliates of the registrant is not known.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    PART I.


ITEM 1.  DESCRIPTION OF BUSINESS

Security Land and Development Corporation (the "Company") was organized and incorporated in Georgia in 1970. The Company, including its wholly owned subsidiary, the Royal Palms Motel, Inc., has developed two (2) primary business activities, these activities being (1) the acquisition of undeveloped land for investment purposes and sale at a future date or development of the land and sale after developed and, (2) the acquisition or development of income producing properties for investment purposes and income from leasing activities. The Company's principal office and activities are in Augusta, Georgia.

The Company's primary development and income producing activities are:

1. Retail stip center on approximately 15 acres on Washington Road in Augusta. Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. and is operated as a retail food supermarket. The remaining 13,000 square feet of rental space is available for lease to other tenants. The Company has obtained tenants for and is leasing approximately 40% of the 13,000 square feet. Subsequent to September 30, 1996, the Company obtained additional tenants for this space, for a total occupancy of 80% of the 13,000 square feet. The Company is currently seeking additional tenants for the remaining space. The Company owns approximately 35 acres of undeveloped land adjacent to the strip center and is marketing this property for sale as commercial and residential real estate.

2. Building on approximately 1.6 acres of land in Augusta. Leased to a single tenant for operation as a restaurant.

3. Bulk warehouse storage facility in Athens, Georgia. The Company owns and has available for lease approximately 248,000 square feet of storage space.

4. Commercial property on Washington Road in Augusta, currently leased as a single family home.

The Company owns certain other properties that are described in Item 2.

Construction of the retail strip center in Augusta was completed in May 1995 and the lease with Publix became effective May 15, 1995. The center represents approximately 90% of the Company's net leased assets. Leasing revenue from the lease with Publix Supermarkets, Inc. represented 88% and 71% of the Company's total leasing revenue for the years ended September 30, 1996 and 1995, respectively. Management of the Company expects this lease to continue to provide a substantial portion of the Company's revenue from leasing. See "Description of Properties" for additional information related to this property and the lease agreement.

The land and building in Augusta leased for operation as a restaurant provided 7% and 17% of the Company's total leasing revenue for the years ended September 30, 1996 and 1995, respectively. See "Description of Properties" for additional information related to this property and lease agreement.

The bulk storage warehouse facility in Athens provided 2% and 6% of the Company's total leasing revenue for the years ended September 30, 1996 and 1995, respectively. Occupancy of the warehouse has been less than 10% annually for the past three years. While there are no known competing bulk warehouses in Athens, the demand for bulk storage space has been insufficient to obtain substantial occupancy. Management of the Company does not expect leasing revenue from this facility to contribute substantially to the Company's continuing leasing revenue. See "Description of Properties" for additional information related to this property and lease agreements.

The Company owns additional undeveloped land in Dublin, Georgia and in the Augusta, Georgia area that is being held for investment purposes.

A significant portion of the Company's real estate owned is on or near Washington Road in Augusta, Georgia. The area contains a large number of business establishments. Management of the Company believes that land in this area is in great demand and that the market value of the property owned is greater than the carrying value.

The Company presently has three part-time employees, all of whom are officers and stockholders of the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company owns developed and undeveloped real estate in several locations in the State of Georgia. There are no limitations on the percentage of assets which may be invested in any one property or type of property. The Company acquires various properties for investment purposes and for leasing activities.

The Company currently owns the following properties:

1. Strip center on approximately 15 acres on Washington Road in Augusta, Georgia.

2. Approximately 35 acres of undeveloped land on Washington Road in Augusta, Georgia, adjacent to the strip center owned by the Company.

3. Approximately 1.6 acres with 3,300 square foot commercial building on Washington Road in Augusta, Georgia.

4. Bulk warehouse storage facility on approximately 15 acres in Athens, Georgia.

5. A 68% interest in 3.68 acres with a residential structure on Washington Road in Augusta, Georgia.

6. A 68% interest in 6.92 undeveloped acres on Washington Road in Augusta, Georgia.

7.   108 undeveloped acres in south Richmond County, Georgia.

8.   A one-acre lot adjacent to the Royal Palms Motel in Augusta, Georgia.

9.   One lot on Stanley Drive in Augusta, Georgia.

10.  One undeveloped lot in Dublin, Georgia.

Construction of the retail strip center on Washington Road was completed May 1995. The center has 69,000 square feet of available lease space. The Company has leased 56,000 square feet to Publix Supermarkets, Inc., which, as the center's anchor store, operates a retail food supermarket. The Company, as lessor, has a twenty year lease agreement with Publix. The lease became effective May 15, 1995. The lease provides for annual rentals of $463,205, and for the Company to receive 1.25% of this store's annual gross sales in excess of approximately $37 million. For the Company's years ended September 30, 1996 and 1995, the supermarket had not achieved this sales level. The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix. For 1996 this reimbursement was approximately $29,000. At the lessee's option the lease may be extended in five year increments for an additional twenty years on substantially the same lease terms. As part of the lease agreement, Publix contributed approximately $500,000 to the construction of the facility. The Company capitalized this contribution and is recognizing it as revenue over the twenty year life of the lease. The center, excluding land, cost approximately $4,800,000. The Company has financed the center with a $4,300,000 loan fixed at 7.875% interest amortized monthly for twenty years. Annual principal and interest payments are $427,596. The loan is secured by the center and the assignment of lease payments from the property. At September 30, 1996, the Company had leased approximately 40% of the 13,000 square feet not leased to Publix. Subsequent to September 30, 1996, the Company obtained tenants for approximately an additional 40% of this space. These individual leases have terms of from three to five years with monthly lease payments ranging from $900 to $1,300. Following is certain information regarding the strip center at September 30, 1996:



        Occupancy rate - 93%.


        Effective rental rates -

                                       Square Feet         Rental Per
                                          Leased           Square Foot
                                      ------------         -----------

           Publix Supermarkets, Inc.      56,146              $  8.25
           Other tenants                   5,200                11.94

Schedule of lease expirations for each of the next ten years, beginning with the Company's year end September 30, 1997, (includes leases obtained subsequent to September 30, 1996, does not include potential extensions).

                                        Total area in                       Percentage of
                    Number of tenants    square feet     Annual rental      gross annual
                    whose leases will    covered by     represented by   rental represented
                         expire        expiring leases  expiring leases  by expiring leases
                    -----------------  ---------------  ---------------  -------------------
1997 - 1998                    -                -         $  -                      - %
1999                           2            3,900           41,760                   7
2000                           2            3,900           56,556                  10
2001                           1            1,300           18,199                   4
2002                           1            1,300           15,450                   3
2003 - 2006                    -                -                -                   -

The Federal tax basis of the center, excluding land, is $4,832,561. Accumulated depreciation is $302,783. The building and structure is being depreciated by the straight-line method over 39 years. The site work of the center is being depreciated by the 150% declining balance method over 15 years. Total property taxes on the center for 1996 were $36,304.

The approximately 35 acres of undeveloped land adjacent to the strip center has a Federal tax basis of $212,976. There is no debt on the property. The land is accessed from Washington Road and Stanley Drive. The Company is currently marketing this property for sale as professional and residential real estate.

The 1.6 acres with 3,300 square foot commercial structure on Washington Road in Augusta, Georgia is currently leased to an establishment that operates the property as a restaurant. The current lease agreement expires December 1997. Annual lease payments are $44,000. The lease requires the lessee to pay substantially all costs associated with the property including insurance, taxes and repairs. There is no debt on the property. The Federal tax basis of the property, excluding land, is $99,100. Accumulated depreciation is $25,530. The property is being depreciated by the straight-line method over 31.5 years. The Federal tax basis of the land is $300,900. The average effective annual rental rate for the building space was $13.45 per square foot for the year ended September 30, 1996. Property taxes on the land and building combined are $5,260.

The warehousing facility located in Athens, Georgia is known as Chase Park and is located on approximately 15 acres of land on Barber, Oneta and Chase Streets. The facility consists of two structures with a combined total space of 248,000 square feet. There are thirty-five warehouse compartments that are individually leased. The structures are wood frame with metal siding and have brick fire walls separating warehouse compartments at various points. The facility was constructed in approximately 1902. Some of the 248,000 square feet is in need of repairs and is not in a leasable condition. This facility is currently for sale by the Company. Based on square feet, the warehouse was approximately 5% leased at September 30, 1996. The Company is seeking additional tenants, however, the demand for bulk warehouse space in Athens has not been sufficient to maintain tenants. The Company leases warehouse space on a relatively short-term basis, generally not extending beyond a one-year term. There is no debt on the property. The Federal tax basis of the property net of accumulated depreciation of $520,333 is $246,405 at September 30, 1996. The property is being depreciated by the straight-line method over an average life of eighteen years. Annual real estate taxes are approximately $6,000. Due to the low occupancy of the warehouse, presentation of average annual effective rental rates would not provide meaningful information.

The combined Federal tax basis, for depreciation purposes, of the remaining investment properties of the Company is approximately $150,000.

All of the properties owned by the Company are owned in fee simple interest, except for properties where a percentage is stated.

In the opinion of management of the Company, all of the properties owned by the Company are adequately covered by insurance.

Management of the Company is planning to construct a building at the west end of the retail strip center on land owned by the Company. The building will be leased by the Company as commercial property. The Company is negotiating a lease of this property to Blockbuster Video. Substantially all planning and negotiations related to this potential construction and lease occurred subsequent to September 30, 1996.

ITEM 3.  LEGAL PROCEEDINGS

The Company is presently not a party to any matters of litigation.

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders for the quarter ended September 30, 1996.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's securities. The approximate number of holders of the Company's common stock is 693.

No dividends have been declared or paid during the two years ending September 30, 1996. The Company has no restrictions that currently, or that may reasonably be expected to limit materially the amount of dividends paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's primary business activities are the acquisition, development and leasing of developed and undeveloped real estate. The objectives of the Company are capital appreciation from real estate investments and income from leasing.

                             RESULTS OF OPERATIONS

                                                                    INCREASE (DECREASE)
                                                                     1996 COMPARED TO
                                                                          1995
                                                                    -------------------
                                                  1996      1995     AMOUNT    PERCENT
                                                --------  --------  ---------  --------
     Leasing revenue                            $ 617,164 $258,981  $358,183    138.3 %
     Operating expenses                          301,664   248,613    53,051      21.3
     Interest expense                            334,096   120,990   213,016     176.0
     Timber sale                                   8,010    61,386   (53,376)    (87.0)
     Land sale                                         -    30,229   (30,229)   (100.0)
     Net loss                                     19,368    24,021    (4,653)    (19.4)

Revenue from leasing activities is provided by the following properties:
                                                                     1996         1995
                                                                   ----------  --------

     Retail strip center                                            $544,537   $183,786
     Bulk storage warehouse                                           14,220     15,891
     Commercial building, operated as a restaurant                    43,800     45,245
     Other                                                            14,607     14,059

The retail strip center was completed in May 1995, with 1996 being the first full twelve month period of operations. Annual lease payments from Publix are $463,205. At September 30, 1996, the Company had leased approximately 40% of the additional space available for lease. However, due to these leases beginning near the fiscal year end, the positive impact on revenues will be greater in the Company's next fiscal year. In addition, the Company obtained tenants for an additional 40% of the remaining space shortly after year end. Management expects this increase in the occupancy of the center to provide approximately $100,000 annually in additional revenue. Management expects the strip center to continue to be a principal activity of the Company and to continue to provide a substantial portion of the Company's operating revenue.
As discussed in Item 2, management is currently planning for an addition to this property.

Revenue from the bulk storage warehouse has remained constant from 1995. Occupancy of the warehouse has been less than 10% annually for the last three years. Management is seeking additional tenants for the warehouse, however, management is not aware of developments in the Athens area that may increase the demand for warehouse space. As discussed in Item 2, this property is currently for sale by the Company.

Revenue from the commercial building operated as a restaurant is consistent with the prior year due to a continuing lease agreement with the single tenant occupying the building. The revenue from the lease on this property represented 7% and 17% of total gross leasing revenue for the years ended September 30, 1996 and 1995, respectively. This property is located on Washington Road in Augusta. This road has a high traffic volume and is the location of many other business establishments. The Company believes the property is in a favorable location and that the demand for building space in this area will continue. The property is currently for sale by the Company.

Payroll bonus expense decreased $45,000, or 100.0% from 1995. During 1995 the Company's Board of Directors approved a bonus to the President for his contributions during the building of the retail strip center.

Depreciation expense increased $80,628, or 142.4% from 1995 due to 1996 being the first full twelve month period of depreciation on the retail strip center. Management expects depreciation for 1997 to be consistent with 1996.

Repairs and maintenance expense increased $3,697, or 44.6% from 1995 due to costs related to a full year of operations of the strip center. Management expects repairs and maintenance expense for 1997 to be consistent with 1996.

Property tax expense increased $23,025, or 65.4% from 1995. The 1996 property tax expense represents the first tax assessment of the strip center. Management expects property tax expense for 1997 to be consistent with 1996.

Professional services expense decreased $17,965, or 55.0% from 1995 due to certain costs related to completion of the strip center occurring in 1995. Management expects professional services expense for 1997 to be consistent with 1996.

Interest expense increased $213,106, or 176.1% from 1995 due to 1996 being the first full year of debt service on the strip center. Management expects interest expense for 1997 to be consistent with 1996.

Revenue from timber sales and land sales have declined from 1995. These types of sales are not recurring activities of the Company and are not expected to be substantial or continuing sources of revenue for the Company.

The liquidity of the Company declined during 1996 as the Company utilized current assets to fund operations. The ratio of current assets to current liabilities was .23 at September 30, 1996, and was .34 at September 30, 1995. The Company satisfied current year liquidity needs through operating revenue and a $24,000 short-term loan from a director of the Company. The loan was repaid this year. Management of the Company expects future liquidity needs to be met from operating revenues of the Company. Management of the Company expects the Company's future liquidity position to be enhanced by the additional lease revenues to be generated from the 80% occupancy of the additional space at the strip center.

The Company believes that the market value of much of the real estate owned by the Company is greater than the original cost and that significant value has been added to the real estate by the continued development and decreasing supply of vacant land in the area. These properties are available as a source of capital to the Company.

ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of Security Land & Development Corporation and Subsidiary are included herein:

                                                                          Page No.
                                                                          ---------

         Report of Independent Certified Public Accountants                       9

         Report of Independent Certified Public Accountants                      10

         Consolidated Balance Sheets as of September 30, 1996 and 1995           11

         Consolidated Statements of Income for the years ended
          September 30, 1996 and 1995                                            12

         Consolidated Statements of Stockholders' Equity for the years
          ended September 30, 1996 and 1995                                      13

         Consolidated Statements of Cash Flows for the years ended
          September 30, 1996 and 1995                                     14 and 15

         Notes to Consolidated Financial Statements                         16 - 22


              [LETTERHEAD OF CHERRY, BEKAERT & HOLLAND GOES HERE.]



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Security Land and Development
Corporation and Subsidiary
Augusta, Georgia


We have audited the accompanying consolidated balance sheet of Security Land and Development Corporation and Subsidiary as of September 30, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiary as of September 30, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                               CHERRY, BEKAERT & HOLLAND, L.L.P.

Augusta, Georgia                               /s/ CHERRY, BEKAERT & HOLLAND
November 27, 1996                              -----------------------------

                  [LETTERHEAD OF MAULDIN & JENKINS GOES HERE.]



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Security Land and Development
Corporation and Subsidiary
Augusta, Georgia


        We have audited the accompanying consolidated balance sheet of Security Land and Development Corporation and Subsidiary as of September 30, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiary as of September 30, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                MAULDIN & JENKINS, LLC

Augusta, Georgia                                /s/ MAULDIN & JENKINS, LLC
December 12, 1995                               --------------------------

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1996 AND 1995


                                     ASSETS

                                                           1996        1995
                                                        ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                             $   24,097  $   77,811
  Income tax receivable                                          -      12,125
  Other current assets                                         141         141
  Lease payments receivable                                 29,406           -
                                                        ----------  ----------
          TOTAL CURRENT ASSETS                              53,644      90,077
                                                        ----------  ----------

INVESTMENTS AND OTHER ASSETS
  Land and improvements, at cost                           317,014     307,719
  Property leased to others under operating leases,
   less accumulated depreciation 1996 $739,995;
   1995 $602,741                                         5,640,400   5,777,392
  Deferred income taxes                                     17,238      17,238
                                                        ----------  ----------
          TOTAL INVESTMENTS AND OTHER ASSETS             5,974,652   6,102,349
                                                        ----------  ----------

                                                        $6,028,296  $6,192,426
                                                        ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $    3,517  $    3,517
  Accrued expenses                                          12,920      14,253
  Accrued bonus                                                  -      45,000
  Accrued property taxes                                    60,957      34,414
  Current maturities of long-term debt                     101,766     113,935
  Short-term loans                                          50,500      50,500
                                                        ----------  ----------
          TOTAL CURRENT LIABILITIES                        229,660     261,619
                                                        ----------  ----------

LONG-TERM DEBT, less current maturities                  4,081,761   4,183,527
                                                        ----------  ----------

DEFERRED TAXES                                              20,260       6,646
                                                        ----------  ----------

DEFERRED INCOME                                            460,154     484,805
                                                        ----------  ----------

STOCKHOLDERS' EQUITY
  Common stock, par value $.10 per share, authorized
   30,000,000 shares; issued 6,237,607 shares              623,761     623,761
  Additional paid-in capital                               333,766     333,766
  Retained earnings                                        378,934     398,302
                                                        ----------  ----------
                                                         1,336,461   1,355,829
  Less subscribed shares (1,000,000 shares)                100,000     100,000
                                                        ----------  ----------
          TOTAL STOCKHOLDERS' EQUITY                     1,236,461   1,255,829
                                                        ----------  ----------

                                                        $6,028,296  $6,192,426
                                                        ==========  ==========
See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                        1996         1995
                                                     -----------  -----------

REVENUE, rents earned                                $  617,164   $  258,981
                                                     ----------   ----------

OPERATING EXPENSES
  Payroll and related costs                              40,922       37,157
  Payroll bonus                                               -       45,000
  Depreciation                                          137,254       56,626
  Repairs and maintenance                                11,994        8,297
  Property taxes                                         58,216       35,191
  Commissions                                             3,144        7,070
  Professional services                                  14,647       32,612
  Insurance                                               9,460        8,553
  Rent                                                    5,200        3,500
  Other                                                  20,827       14,607
                                                     ----------   ----------
                                                        301,664      248,613
                                                     ----------   ----------

          Operating income                              315,500       10,368
                                                     ----------   ----------

NONOPERATING INCOME (EXPENSE)
  Interest income                                         4,832        1,266
  Interest expense                                    ( 334,096)   ( 120,990)
  Gain on sale of timber from investment property         8,010       61,386
  Gain on sale of land                                        -       30,229
                                                     ----------   ----------
                                                      ( 321,254)   (  28,109)
                                                     ----------   ----------

          (Loss) before income taxes                  (   5,754)   (  17,741)

APPLICABLE INCOME TAXES                                  13,614        6,280
                                                     ----------   ----------

          Net (loss)                                 $(  19,368)  $(  24,021)
                                                     ==========   ==========
(LOSS) PER COMMON SHARE                              $(    0.00)  $(    0.00)
                                                     ==========   ==========




See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                             Common Stock
                                          -------------------                                                 Total
                                                       Par        Paid-In      Retained     Subscribed     Stockholders'
                                           Shares    Value        Capital      Earnings       Shares          Equity
                                          --------  ---------    ---------     ---------    ----------     -------------
BALANCE,
 SEPTEMBER 30, 1994                      6,237,607   $623,761     $333,766       $422,323     $100,000        $1,279,850
  Net (loss)                                     -          -            -        (24,021)           -           (24,021)
                                         ---------   --------     --------       --------     --------        ----------

BALANCE,
 SEPTEMBER 30, 1995                      6,237,607    623,761      333,766        398,302      100,000         1,255,829

  Net (loss)                                     -          -            -        (19,368)           -           (19,368)
                                         ---------   --------     --------       --------     --------        ----------

BALANCE,
 SEPTEMBER 30, 1996                      6,237,607   $623,761     $333,766       $378,934     $100,000        $1,236,461
                                         =========   ========     ========       ========     ========        ==========



See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                           1996         1995
                                                        -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from leases                             $  563,107   $  250,764
  Income tax refund                                         12,125        6,539
  Interest received                                          4,832        1,266
  Cash paid to suppliers and employees                   ( 184,200)   ( 144,657)
  Interest paid                                          ( 334,096)   ( 120,990)
                                                        ----------   ----------
          NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES                                       61,768    (   7,078)
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of timber                               8,010       61,386
  Proceeds from sale of land                                     -       43,311
  Purchase of property and equipment                     (   9,557)   (   5,457)
  Disbursement on construction in progress                       -    (  24,083)
  Cash received for loan commitment                              -       64,500
                                                        ----------   ----------
          NET CASH PROVIDED BY (USED IN) INVESTING
           ACTIVITIES                                    (   1,547)     139,657
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term loans                            24,000       45,000
  Repayments of short-term loans                         (  24,000)   (  45,000)
  Principal payments on long-term debt                   ( 113,935)   (  67,271)
                                                        ----------   ----------
          NET CASH USED IN FINANCING ACTIVITIES          ( 113,935)   (  67,271)
                                                        ----------   ----------

Net increase (decrease) in cash and cash equivalents     (  53,714)      65,308

Cash and cash equivalents
  Beginning                                                 77,811       12,503
                                                        ----------   ----------

  Ending                                                $   24,097   $   77,811
                                                        ==========   ==========


                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                           1996         1995
                                                        -----------  -----------

RECONCILIATION OF NET (LOSS) TO NET CASH PROVIDED
 BY (USED IN) OPERATING ACTIVITIES
  Net (loss)                                            $(  19,368)  $(  24,021)
  Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities
    Depreciation                                           137,254       56,626
    Amortization of deferred income                      (  24,651)   (   8,217)
    (Gain) on sale of timber                             (   8,010)   (  61,386)
    (Gain) on sale of land                                       -    (  30,229)
    Changes in assets and liabilities:
      Decrease in tax receivable                            12,125        6,539
      (Increase) in lease payments receivable            (  29,406)           -
      Increase (decrease) in accounts payable and
           accrued expenses                              (  19,790)      47,330
      Increase in deferred tax liabilities                  13,614        6,280
                                                         ---------   ----------

          NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES                                    $  61,768   $(   7,078)
                                                         =========   ==========

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Draws from construction loan, made through third-
   party developer                                       $       -   $2,814,582
                                                         =========   ==========

  Letter of credit from related party, returned when
   permanent financing was obtained                      $       -   $   64,500
                                                         =========   ==========

  Conversion of construction loan to permanent
   financing                                             $       -   $4,300,000
                                                         =========   ==========

  Contribution to construction costs, made by major
   tenant of property leased by the Company              $       -   $  493,022
                                                         =========   ==========

  Transfer of land from investment to property
   leased to others                                      $       -   $  300,000
                                                         =========   ==========

See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1996 AND 1995

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Security Land and Development Corporation is engaged in the acquisition of developed and undeveloped real estate to be held for investment purposes or to be developed and leased as income producing property. Acquired and leased properties are within the State of Georgia, predominantly in Richmond, Columbia and Clark counties.

Royal Palms Motel, Inc., a wholly-owned subsidiary of Security Land and Development Corporation, is presently not engaged in business operations. The assets and liabilities of the subsidiary are not significant to the consolidated statement presentation.

For the years ended September 30, 1996 and 1995, substantially all operating revenues earned and operating expenses incurred were related to the activity of real estate leasing. For 1996 and 1995, approximately 90% of net leased assets consisted of a retail strip center of which approximately 80% is leased to a regional food supermarket.

During the years ended September 30, 1996 and 1995, leasing revenues were received from predominantly two properties. A commercial building operated as a restaurant provided approximately 10% and 20% of gross leasing revenues for the years, respectively. The building is leased to a single tenant. The retail strip center provided approximately 90% and 70% of gross leasing revenue for the years, respectively. Substantially all of this revenue was from the lease with the regional food supermarket.

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements include the
---------------------
accounts of Security Land and Development Corporation and its wholly-owned subsidiary, Royal Palms Motel, Inc., (described on a consolidated basis as the "Company"). Significant intercompany transactions and accounts are eliminated in consolidation.

Use of estimates - The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition - The Company recognizes rental and lease payments as
-------------------
revenue in the lease period to which the payment relates. Revenue from sales of real estate is recognized when appropriate actions have been completed by purchaser and seller to support revenue recognition.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1996 AND 1995

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Property, equipment and land - Property, equipment and land is stated at cost.
----------------------------

Depreciation of property and equipment is computed principally by the straight-line method over the following estimated useful lives:

     Property leased to others        30 - 40 years
     Fixtures and furnishings          5 -  7 years

Maintenance and repairs of property and equipment are charged to operations and major improvements which extend the useful life of the assets are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss is included in income in the period of disposition.

Cash and cash equivalents - For purposes of reporting cash flows, the Company
-------------------------
considers financial instruments of a demand nature to be cash equivalents.

Income taxes - The Company files a consolidated tax return.
------------

Provisions for income taxes are based on amounts reported in the consolidated statements of income and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method.

Earnings per share - Earnings per share are calculated on the basis of the
------------------
weighted average number of shares outstanding. The Company has no stock option plans.

New accounting pronouncement - During the current fiscal year the Company
----------------------------
adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The statement requires disclosure of fair value information about financial instruments of the Company. In cases where quoted market prices are not available for certain financial instruments, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used.

NOTE 2 - INVESTMENT IN LEASES AND PROPERTY UNDER OPERATING LEASES

Property leased or held for lease to others under operating leases consists of the following at September 30, 1996 and 1995:

                                               1996              1995
                                            ----------        ----------

     Land                                   $  813,660        $  813,660
     Warehouse and buildings                 5,566,735         5,556,473
                                            ----------        ----------
                                             6,380,395         6,380,133
     Less accumulated depreciation             739,995           602,741
                                            ----------        ----------

                                            $5,640,400        $5,777,392
                                            ==========        ==========

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1996 AND 1995

NOTE 2 - INVESTMENT IN LEASES AND PROPERTY UNDER OPERATING LEASES (CONTINUED)

The Company's primary leasing activities are a retail strip center and a commercial building operated as a restaurant.

Approximately 80% of the retail strip center is leased to a regional food supermarket. The lease requires minimum annual rental payments of $463,200, expires in 2015 and is renewable for a total of an additional twenty years at substantially the same lease terms. The lease provides for the supermarket to pay for interior maintenance and utilities and property taxes on a proportional basis.

In construction of the retail strip center, the supermarket contributed approximately $500,000 to the cost of the construction. The Company has recorded this contribution as a deferred revenue and is recognizing the revenue using the straight-line method over the twenty-year life of the lease with the supermarket.

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket's gross sales in excess of approximately $37 million. For 1996 and 1995, the supermarket did not achieve this sales level.

The commercial building is leased to a single tenant that operates a restaurant on the property. The lease agreement requires minimum annual rental payments of $44,400, expires December 1997, and requires the lessee to pay property taxes, insurance and substantially all other costs associated with the property.

At September 30, 1996, future minimum lease payments under the operating lease agreements for the retail strip center and the commercial building are as follows (not including potential extensions):


                        1997          $  507,600
                        1998             474,300
                        1999             463,200
                        2000             463,200
                        2001             463,200
                        Thereafter     5,867,200
                                      ----------
                                      $8,238,700
                                      ==========

The Company has other lease agreements that are short-term in nature and are not material for inclusion in the above presentation.

NOTE 3 - SHORT-TERM LOANS - RELATED PARTY

Short-term loans from a director of the Company consisted of the following at September 30, 1996 and 1995:

                                                        1996        1995
                                                        ----        ----
   Cash advances, no stated interest rate or
     maturity date, unsecured                         $50,500     $50,500
                                                      =======     =======

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1996 AND 1995

NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1996 and 1995:

                                                             1996         1995
                                                          ----------   ----------
  8.5% note payable to a director of the Company,
   due in monthly payments of $4,055, including
   interest, through February 1996, collateralized
   by real estate.                                        $        -   $   19,852
  7.875% note payable to an insurance company due
   in monthly payments of $35,633, including interest,
   through June 2015, collateralized by retail strip
   center and assignment of lease payments from the
   property.                                               4,183,527    4,277,610
                                                          ----------   ----------
                                                           4,183,527    4,297,462
  Less current maturities                                    101,766      113,935
                                                          ----------   ----------
                                                          $4,081,761   $4,183,527
                                                          ==========   ==========

Aggregate maturities of long-term debt are due as follows:

               1997                                          $  101,766
               1998                                             110,076
               1999                                             119,064
               2000                                             128,786
               2001                                             139,302
               Later                                          3,584,533
                                                             ----------
                                                             $4,183,527
                                                             ==========

In 1996, total interest incurred and expensed was $334,096. In 1995, total interest incurred was $206,490, of which $85,500 was capitalized, and $120,990 was expensed.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with directors, officers and major stockholders or business entities in which these parties have significant financial interests. These transactions for 1996 and 1995 are summarized as follows:

                                                          1996      1995
                                                         ------    ------

DIRECTOR AND STOCKHOLDER, rental commission              $2,184    $3,360
                                                         ======    ======

DIRECTOR, PRESIDENT AND STOCKHOLDER, management fee      $  960    $  900
                                                         ======    ======

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1996 AND 1995

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

                                                              1996              1995
                                                            --------          --------
          DIRECTOR AND STOCKHOLDER:
            Short-term loans
              Beginning balance                             $ 50,500          $ 50,500
              Advances                                        24,000            35,000
              Payments                                       (24,000)          (35,000)
                                                            --------          --------

          Ending balance                                    $ 50,500          $ 50,500
                                                            ========          ========

            Payments on long-term debt                      $ 19,852          $ 44,881
                                                            ========          ========

            Interest on long-term debt                      $    424          $  3,781
                                                            ========          ========

          DIRECTOR AND STOCKHOLDER, short-term loan,
           (advanced and repaid in 1995)                    $      -          $ 10,000
                                                            ========          ========

          STOCKHOLDER, rental commission                    $  2,600          $      -
                                                            ========          ========

NOTE 6 - INCOME TAXES

The total income taxes in the consolidated statements of income are as follows:

                                                                   Year Ended September 30,
                                                                 --------------------------
                                                                   1996               1995
                                                                 -------            -------
          Deferred tax expense (benefit)                         $(1,224)           $15,960
          Net change, deferred tax valuation allowance            14,838             (9,680)
                                                                 -------            -------

          Deferred tax expense                                   $13,614            $ 6,280
                                                                 =======            =======

The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to (loss) before income taxes. A reconciliation of the differences is as follows:

                                                                         September 30, 1996           September 30, 1995
                                                                        --------------------        ----------------------
                                                                         Amount      Percent        Amount         Percent
                                                                        -------      -------        -------        -------
            Tax (benefit) at statutory rate                               $(863)           -%       $(2,661)           (15)%

            Increase (decrease) in income taxes
             resulting from:
              Valuation allowance                                        14,838            -          9,680             55
              Other, net                                                   (361)           -           (739)            (5)
                                                                        -------      -------        -------        -------
            Provision for income taxes                                  $13,614            -%       $ 6,280             35%
                                                                        =======      =======        =======        =======

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1996 AND 1995

NOTE 6 - INCOME TAXES - CONTINUED

Net deferred tax assets consist of the following components as of September 30, 1996 and 1995:

                                                       1996          1995
                                                      -------       -------
DEFERRED TAX ASSETS:
  Accrued compensation bonus                          $     -       $ 6,750
  Loss carryforwards                                   41,756        20,168
                                                      -------       -------
                                                       41,756        26,918
  Less valuation allowance                             24,518         9,680
                                                       ------       -------
                                                       17,238        17,238
                                                      -------       -------

DEFERRED TAX LIABILITIES, leased property              20,260         6,646
                                                      -------       -------

                                                      $(3,022)      $10,592
                                                      =======       =======

During the year ended September 30, 1995, the Company recorded a valuation allowance of $9,680 on the deferred tax assets. For the year ended September
30, 1996, the Company recorded a net adjustment to the valuation allowance of $14,838, for a total valuation allowance of $24,518. The valuation allowance is to reduce the recorded deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Net operating loss carryforwards for tax purposes as of September 30, 1996 have the following expiration dates:


       Expiration date                                        Amount
       ---------------                                       --------
           2008                                              $ 86,191
           2009                                                18,016
           2010                                               173,323
                                                             --------
                                                             $277,530
                                                             ========

NOTE 7 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Methods and assumptions of determining estimated fair value, and the estimated fair values of the Company's financial instrument assets and liabilities are as follows at September 30, 1996:

Cash and cash equivalents - Due to their demand nature, the estimated fair value approximates the carrying amount.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1996 AND 1995

NOTE 7 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

  Short-term loans - These are loans from a related party that have no stated interest rate or stated maturity date. Due to the nature of these loans, a comparable type instrument does not exist and an estimated fair value cannot be determined.

  Long-term debt - The fair value of the long-term debt is estimated based on management's estimate of interest rates available to the Company for comparable debt having similar remaining maturities and collateral requirements. The estimated fair value at September 30, 1996 was approximately $4,030,000, compared to the carrying amount of $4,183,527.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The independent certified public accountants reporting on the September 30, 1995 year resigned as of May 15, 1996. The accountants' report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, nor were such reports modified as to uncertainty, audit scope, or accounting principle.

The decision to change accountants was not recommended or approved by the Board of Directors or an audit or similar committee of the Board of Directors.

As to the Company's two most recent fiscal years or any later interim period, there were no disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with the report. The accountants did not advise the Company of any of the following:

1. That internal controls necessary to develop reliable financial statements did not exist;

2. That information has come to the attention of the former accountants which made it unwilling to rely on management's representation, un unwilling to be associated with the financial statements prepared by management, or

3. That the scope of the audit should be expanded significantly or information has come to the accountants' attention that it concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report), and the issue was not resolved to the accountants' satisfaction prior to its resignation or dismissal.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information for the current directors and executive officers of the Company. There are no arrangements or understandings between any officers and any other persons pursuant to the election of the officers.


     NAME, AGE AND
       POSITION                                                             LAST FIVE YEARS BUSINESS EXPERIENCE
W. Stewart Flanagin, Jr.                                          Pharmacist and store owner of Hill Drug Company and past manager
48 - Chairman of Board of Directors since 1983;                   of Revco Drug Store, Inc.
member of Board since 1983; brother of President;
son of Director

T. Greenlee Flanagin                                              Licensed real estate agent
47 - President since 1983; member of Board since
1983; brother of Chairman of Board; son of Director

Melvin D. Barton                                                  Former Chairman of Board of Directors; past partner in Barton
53 - Vice President; Member of Board since 1977                   Building Supply; president of Barton Investment Co., Inc.

M. David Alalof                                                   Former President; stockholder and agent with A.H.S., Inc., an
52 - Secretary/Treasurer; member of Board since 1977              insurance concern

E. R. Murphy                                                      Retired
78 - Assistant Secretary/Treasurer; member of Board
since 1980

W. Stewart Flanagin, Sr.                                          Retired
82 - Member of Board since 1983; father of Chairman;
father of President and Director

John C. Bell, Jr.                                                 Attorney at Law
48 - Member of Board since 1983

Gregory B. Scurlock                                               Senior Vice President, First Union Bank, Augusta, GA
48 - Member of Board since 1983

Robert M. Flanagin                                                Licensed real estate agent
38 - Member of Board since 1987; brother of Chairman;
brother of President and Director; son of Director

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 1996 the Company's executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

The table below shows the compensation of the Chief Executive Officer for the three most recent fiscal years. There were no executive officers whose compensation exceeded $100,000.


            NAME                COMPENSATION         DATE

     T. Greenlee Flanagin         $19,874       September 30, 1996
     T. Greenlee Flanagin          19,034       September 30, 1995
     T. Greenlee Flanagin          18,520       September 30, 1994

Subsequent to September 30, 1995, the Board of Directors approved a bonus of $45,000 to be paid to T. Greenlee Flanagin for services relating to the construction period oversight and leasing of the strip center. This amount was accrued and expensed in the fiscal year ended 1995. This amount is not included in the totals above.

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 1996 and none are proposed to be paid to any officer or director of Security Land & Development Corporation.

The Company does not have a stock option plan.

Each Director of the Company receives compensation of $50 per Director's meeting for services performed as a Director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 1996 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.


                                         NUMBER OF SHARES OF
    NAME OF                                  COMMON STOCK        PERCENT OF
BENEFICIAL OWNER                          BENEFICIALLY OWNED       CLASS

T. Greenlee Flanagin (1)                       781,205               14.9
Ann Flanagin Smith (1)                         387,541                7.4
W. Stewart Flanagin, Jr. (1)                   461,052                8.8
Robert Flanagin (1)                            499,083                9.5
John C. Bell, Jr.                              330,865                6.3

(1) Combined with the following, these individuals form the "Flanagin family group":

W. Stewart Flanagin, Sr.                        79,585                1.5
Harriette F. Flanagin                           34,008                0.6

                                      25

The Flanagin family group owns 2,242,474 shares which is approximately 43% of all shares of stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 1996, by Directors and executive officers:

    NAME OF                                                   COMMON STOCK
  BENEFICIAL                                                  BENEFICIALLY    PERCENT
    OWNER                         ADDRESS                         OWNED       OF CLASS

W. Stewart Flanagin, Jr.        1117 Glenn Avenue                461,052       8.8
                                Augusta, GA 30904

T. Greenlee Flanagin            3326 Wheeler Road                781,205      14.9
                                Augusta, GA 30903

Melvin D. Barton                1229 D'Antignac Street            25,000       0.5
                                Augusta, GA 30901

M. David Alalof                 P.O. Box 15637                    27,526       0.5
                                Augusta, GA 30909

E. R. Murphy                    2224 Anthony Road                 50,000       0.9
                                Augusta, GA 30904

W. Stewart Flanagin, Sr.        3052 Skinner Mill Road            29,585       1.5
                                Augusta, GA 30909

John C. Bell, Jr.               P.O. Box 1547                    330,865       6.3
                                Augusta, GA 30903

Gregory B. Scurlock             821 Heard Avenue                     500       0.1
                                Augusta, GA 30904

Robert M. Flanagin              3052 Skinner Mill Road           449,083       9.5
                                Augusta, GA 30909

All Directors and officers as a group consisting of nine       2,254,816      43.1
individuals

The Flanagin family and all Directors and Officers as a group beneficially own 2,676,365 shares which is approximately 51.09% of all shares of stock outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of business, the Company may enter into transactions with Directors, officers or security holders. During 1996 and 1995, the Company did not enter into any such transactions that are required to be presented under this Item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits required by Item 601 of Regulation S-B.

     EXHIBIT
     NUMBER      DESCRIPTION

        11      Computation of Earnings Per Share

        16      Letter on Change in Certifying Accountant

        21      Subsidiaries of the Registrant

        27      Financial data schedules

b) The Company filed Form 8-K on August 6, 1996, to report that the Board of Directors of the Company had elected the firm of Cherry, Bekaert & Holland, L.L.P., to audit the Company's annual consolidated financial statements.

                               INDEX TO EXHIBITS


                                                            Page

     11    Computation of Earnings Per Share                  29
     16    Letter on Change in Certifying Accountant      30 and 31
     21    Subsidiaries of the Registrant                     32
     27    Financial data schedules                       33 and 34


                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SECURITY LAND & DEVELOPMENT CORPORATION
                                    ---------------------------------------
                                                 (Registrant)


                                    T. Greenlee Flanagin      December 20, 1997
                                    -------------------------------------------
                                    T. GREENLEE FLANAGIN                 (Date)
                                    President
                                    Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.



                                    W. Stewart Flanagin, Jr.   December 20, 1997
                                    --------------------------------------------
                                    W. STEWART FLANAGIN, JR.              (Date)
                                    Chairman of Board
                                    Chief Financial Officer
                                    Chief Accounting Officer



W. S. Flanagin, Jr.        December 20, 1997
--------------------------------------------
W. S. FLANAGIN, SR.                   (Date)
Director


                                    M. David Alalof            December 20, 1997
                                    --------------------------------------------
                                    M. DAVID ALALOF                       (Date)
                                    Secretary-Treasurer



E. R. Murphy               December 20, 1997
--------------------------------------------
E. R. MURPHY                          (Date)
Assistant Secretary-Treasurer