Form 10-Q
period 1996-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 1997-02-14
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB
[X]               Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1997

[_]  Transition Report Pursuant to Section 13 or 19(d) of the Securities
                             Exchange Act of 1934

    For the transition period from __________________ to __________________

                         Commission File Number 0-7865.
                                                ------

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                   -----------------------------------------

     GEORGIA                                           58-1088232
     -------                                           ----------
(State of other Jurisdiction of        (I.R.S. Employer Identification Number)
Incorporation or Organization)

2816 Washington Road, #103, Augusta, Georgia              30909
--------------------------------------------              -----
(Address of Principal Executive Offices)                 Zip Code

Issuer's Telephone Number (706) 736-6334
                          --------------


      ------------------------------------------------------------------
      (Former Name, Address & fiscal year, if changed from last report.)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES  X    NO
                                 -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding at December 31, 1996
----------------------------                   --------------------------------
Common Stock, $.10 Par Value                           5,237,607 shares

Transitional Small Business Disclosure Format:  Yes         No   X
                                                    -----      -----

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:

                                                                         Page
                                                                         ----

CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996               2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
 ENDED DECEMBER 31, 1996 AND 1995                                          3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
 ENDED DECEMBER 31, 1996 AND 1995                                          4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       5

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                               DECEMBER 31, 1996


                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $   39,618
  Other current assets                                                       1,480
                                                                        ----------
     TOTAL CURRENT ASSETS                                                   41,098
                                                                        ----------

INVESTMENTS AND OTHER ASSETS
  Land and improvements, at cost                                           317,014
  Property leased to others under operating leases, less accumulated
   depreciation $774,308                                                 5,606,088
  Deferred tax                                                              16,244
                                                                        ----------
                                                                         5,939,346
                                                                        ----------
                                                                        $5,980,444
                                                                        ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                      $    3,517
  Current portion of long-term debt                                        101,766
  Other current liabilities                                                 31,113
  Short-term loans, related party                                           50,500
                                                                        ----------
     TOTAL CURRENT LIABILITIES                                             186,896
                                                                        ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                  4,057,063
                                                                        ----------

DEFERRED TAXES                                                              23,756
                                                                        ----------

DEFERRED INCOME                                                            453,995
                                                                        ----------

STOCKHOLDERS' EQUITY
  Common stock, at par value                                               623,761
  Paid-in capital                                                          333,766
  Retained earnings                                                        401,207
                                                                        ----------
                                                                         1,358,734
  Less subscribed shares                                                   100,000
                                                                        ----------
                                                                         1,258,734
                                                                        ----------
                                                                        $5,980,444
                                                                        ==========

See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                      1996         1995
                                   -----------  -----------

Revenues, rent earned               $ 195,421    $ 145,830
                                    ---------    ---------

Operating expenses:
  Payroll and related costs             8,511        8,620
  Depreciation                         34,313       31,571
  Taxes                                14,554            -
  Professional services                 3,450           25
  Insurance                             3,271        1,918
  Commissions                          13,000            -
  Other                                 9,287        9,603
                                    ---------    ---------
                                       86,386       51,737
                                    ---------    ---------

     Operating income                 109,035       94,093
                                    ---------    ---------

Financial income (expense):
  Interest income                         296        1,837
  Interest (expense)                  (82,202)     (84,405)
                                    ---------    ---------
                                      (81,906)     (82,568)
                                    ---------    ---------

     Income before income taxes        27,129       11,525

Applicable income taxes                 4,856            -
                                    ---------    ---------

     Net income                     $  22,273    $  11,525
                                    =========    =========

     Income per common share        $       -    $       _
                                    =========    =========




See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                  AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                             1996          1995
                                                                         ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from leases                                                $ 217,328     $ 145,830
  Interest received                                                              296         1,837
  Cash paid to suppliers and employees                                       (95,203)      (87,358)
  Interest paid                                                              (82,202)      (84,405)
                                                                           ---------     ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 40,219       (24,096)
                                                                           ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                       (24,698)      (22,833)
  Principal payments on long-term debt, stockholder                                -       (11,827)
                                                                           ---------     ---------
          NET CASH (USED IN) FINANCING ACTIVITIES                            (24,698)      (34,660)
                                                                           ---------     ---------

NET INCREASE (DECREASE) IN CASH                                               15,521       (58,756)

CASH AT BEGINNING OF PERIOD                                                   24,097        77,811
                                                                           ---------     ---------

CASH AT END OF PERIOD                                                      $  39,618     $  19,055
                                                                           =========     =========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES
  Net income                                                               $  22,273     $  11,525
  Deferred income tax                                                          4,856             -
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities
     Depreciation                                                             34,313        31,571
     Changes in assets and liabilities
       Increase in other assets                                               (1,339)            -
       (Decrease) in accounts payable, accrued expenses and deferrals        (19,884)      (67,192)
                                                                           ---------     ---------

          NET CASH (USED IN) OPERATING ACTIVITIES                          $  40,219     $ (24,096)
                                                                           =========     =========




See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently to not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended September 30, 1996 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

NOTE 2 - INVESTMENT IN LEASES AND PROPERTY UNDER OPERATING LEASES

Property leased or held for lease to others under operating leases consists of the following at December 31, 1996:

     Land                             $  813,660
     Warehouse and buildings           5,566,736
                                      ----------
                                       6,380,396
     Less accumulated depreciation       774,308
                                      ----------
                                      $5,606,088
                                      ==========

Refer to the Company's Form 10-KSB for the year ended September 30, 1996 for further information on operating lease agreements and terms.

NOTE 3 - SHORT-TERM LOANS - RELATED PARTY

Short-term loans from a director of the Company consisted of the following at December 31, 1996:

         Cash advances, no stated interest rate or maturity date, unsecured       $   50,500
                                                                                  ==========

NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1996:

         7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by
         real estate and assignment of lease payments from the property.          $4,158,829
                                                                                  ----------

         Less current maturities                                                     101,766
                                                                                  ----------
                                                                                  $4,057,063
                                                                                  ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The Company's results of operations for the three month period ended December 31, 1996 and a comparative analysis of the same period for the 1995 year are presented below:

                                           Increase (Decrease)
                                            1996 Compared to
                                                  1995
                                           -------------------
                         1996      1995     Amount     Percent
                       --------  --------  --------    -------
Leasing revenue        $195,421  $145,830  $49,591      34.0

Operating expenses       86,386    51,737   34,649      67.0

Interest expense         81,906    84,405   (2,499)     (2.9)

Revenue from leasing has increased from 1995 primarily as a result of additional space being leased at the strip-center facility on Washington Road. On an annualized basis, current revenues from leasing exceeds revenue from leasing for the Company's fiscal year ended September 30, 1996, as much of the additional space leased at the strip-center was leased near or subsequent to September 30, 1996. Lease revenue from other properties owned by the Company has remained constant.

Refer to the Company's Form 10-KSB for the year ended September 30, 1996, for further information regarding properties owned and lease terms.

Operating expenses have increased from 1995 primarily because of property taxes recognized in the current period and commissions paid in the current period for services related to obtaining new tenants at the strip-center. On an annualized basis, operating expenses are comparable to the Company's fiscal year ended September 30, 1996.

Interest expense for the current quarter is comparable to 1995 and, on an annualized basis is comparable to the Company's interest expense for the fiscal year ended September 30, 1996.

The Company's ratio of current assets to current liabilities at December 31, 1996 was .22. The ratio was also .22 at September 30, 1996, and was .16 at December 31, 1995.

During the current quarter, the Company satisfied liquidity needs through operating revenues. Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company.

The Company does not expect any significant change in the number of employees.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     27   Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND & DEVELOPMENT CORPORATION
                    ---------------------------------------
                          (Registrant)



February 12, 1997                   By:  /s/  T. Greenlee Flanagin
                                    ------------------------------
                                    T. GREENLEE FLANAGIN
                                    President
                                    Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------


Exhibit Number                    Description             Sequential Page Number


  27                        Financial Data Schedule