Form 10QSB
period 1997-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 1997-05-07
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB
[X]                Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997

[_]   Transition Report Pursuant to 13 or 15(d) of the Securities Exchange
                                  Act of 1934

          For the transition period from________________ to _____________

                        Commission File Number 0-7865.
                                               ------

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                   -----------------------------------------

         GEORGIA                                       58-1088232
         -------                                       ----------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

2816 Washington Road, #103, Augusta, Georgia              30909
--------------------------------------------              -----
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
                                 YES  X    NO
                                     ---      ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                               Outstanding at March 31, 1997
----------------------------                -----------------------------
Common Stock, $.10 Par Value                        5,237,607 shares

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    -----     -----

                         PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements

The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:

                                                                          Page
                                                                        --------
Condensed Consolidated Balance Sheet as of March 31, 1997                   2

Condensed Consolidated Statements of Income for the Six Months
 Ended March 31, 1997 and 1996, and the Three Months Ended
 March 31, 1997 and 1996                                                    3

Condensed Consolidated Statements of Cash Flows for the Six Months
 Ended March 31, 1997 and 1996                                              4

Notes to Condensed Consolidated Financial Statements                        5

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                     Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                March 31, 1997


                                    ASSETS
Current assets
     Cash                                                               $   10,765
     Other current assets                                                    2,480
                                                                        ----------
         Total current assets                                               13,245
                                                                        ----------
Investments and other assets
     Land and improvements, at cost                                        659,135
     Property leased to others under operating leases, less
      accumulated depreciation $808,601                                  5,571,795
     Deferred tax                                                           16,244
                                                                        ----------
                                                                         6,247,174
                                                                        ----------

                                                                        $6,260,419
                                                                        ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                   $    3,517
     Current portion of long-term debt                                     101,766
     Note payable, bank                                                    300,000
     Other current liabilities                                              48,262
     Short-term loans, related party                                        50,500
                                                                        ----------
         Total current liabilities                                         504,045
                                                                        ----------

Long-term debt, less current maturities                                  4,031,877
                                                                        ----------

Deferred taxes                                                              27,255
                                                                        ----------

Deferred income                                                            447,828
                                                                        ----------

Stockholders' equity
     Common stock, at par value                                            623,761
     Paid-in capital                                                       333,766
     Retained earnings                                                     391,887
                                                                        ----------
                                                                         1,349,414
     Less subscribed shares                                                100,000
                                                                        ----------
                                                                         1,249,414
                                                                        ----------

                                                                        $6,260,419
                                                                        ==========

See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                                           Condensed Consolidated Statements of Income
                                                          (Unaudited)


                                                Three                Six                Three             Six
                                                Months               Months             Months           Months
                                                 Ended               Ended              Ended             Ended
                                                March 31,           March 31,          March 31,        March 31,
                                                  1997                1997               1996              1996
                                              ------------        ------------       ------------        --------
Revenues, rent earned                          $ 171,836           $ 367,257          $ 146,042         $ 291,872
                                               ---------           ---------          ---------         ---------

Operating expenses:
   Payroll and related costs                      13,094              21,605             12,356            20,976
   Depreciation                                   34,313              68,626             31,571            63,141
   Taxes                                          14,534              29,068              1,686             1,686
   Professional services                          10,837              14,287              7,755             7,780
   Insurance                                       3,942               7,213                 --                --
   Commissions                                     2,600              15,600                 --                --
   Other                                          17,096              26,383             12,583            22,933
                                               ---------           ---------          ---------         ---------
                                                  96,416             182,782             65,951           116,516
                                               ---------           ---------          ---------         ---------

          Operating income                        75,420             184,475             80,091           175,356
                                               ---------           ---------          ---------         ---------

Financial income (expense):
   Interest income                                   452                 748                180               843
   Interest expense                              (81,712)           (163,914)           (83,857)         (168,261)
   Gain on sale of timber                             --                  --              8,011             8,011
                                               ---------           ---------          ---------         ---------
                                                 (81,260)           (163,166)           (75,666)         (159,407)
                                               ---------           ---------          ---------         ---------
          Income (loss) before
            income tax (benefit)                 ( 5,840)             21,309              4,425            15,949

Applicable income tax                              3,499               8,355                 --                --
                                               ---------           ---------          ---------         ---------

          Net income (loss)                    $ ( 9,339)          $  12,954          $   4,425         $  15,949
                                               =========           =========          =========         =========

          Income (loss) per
            common share                       $      --           $      --          $      --         $      --
                                               =========           =========          =========         =========






See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY


                Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                                                  1997         1996
                                                                                              -----------   ----------
Cash flows from operating activities
   Cash received from leases                                                                  $   384,337   $  279,548
   Interest received                                                                                  748          843
   Cash paid to suppliers and employees                                                          (142,498)    (122,429)
   Interest paid                                                                                 (163,914)    (168,261)
                                                                                               ----------   ----------
          Net cash provided by (used in) operating activities                                      78,673      (10,299)
                                                                                               ----------   ----------

Cash flows from investing activities
   Proceeds from asset sales                                                                           -         8,011
   Purchase of assets                                                                             (42,121)        (262)
                                                                                               ----------   ----------
          Net cash provided by (used in) investing activities                                     (42,121)       7,749
                                                                                               ----------   ----------

Cash flows from financing activities
   Principal payments on long-term debt                                                           (49,884)     (46,118)
   Principal payments on long-term debt, stockholder                                                   -       (19,852)
                                                                                               ----------   ----------
          Net cash (used in) financing activities                                                 (49,884)     (65,970)
                                                                                               ----------   ----------

Net (decrease) in cash                                                                            (13,332)     (68,520)

Cash at beginning of period                                                                        24,097       77,811
                                                                                               ----------   ----------

Cash at end of period                                                                        $     10,765   $    9,291
                                                                                              ===========   ==========


Reconciliation of net income to net cash provided by (used in)
 operating activities
   Net income                                                                                $     12,954   $   15,949
   Deferred income tax                                                                              8,355           -
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
      Depreciation                                                                                 68,626       63,141
      Changes in assets and liabilities
        Increase (decrease) in other assets                                                        16,692       (8,011)
                (Decrease) in accounts payable, accrued expenses and deferrals                    (27,954)     (81,378)
                                                                                             ------------   ----------

          Net cash provided by (used in) operating activities                                $     78,673   $  (10,299)
                                                                                             ============   ==========

Supplemental schedule of non-cash investing and financing activities
   Debt incurred to purchase land investment                                                 $    300,000   $       -
                                                                                             ============   ==========




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

Note 2 - Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at March 31, 1997:

      Land                                                          $   813,660
      Warehouse and buildings                                         5,566,736
                                                                    -----------
                                                                      6,380,396
      Less accumulated depreciation                                     808,601
                                                                    -----------
                                                                    $ 5,571,795
                                                                    ===========

Refer to the Company's Form 10-KSB for the year ended September 30, 1996 for further information on operating lease agreements and terms.

Note 3 - Short-term loans - related party

Short-term loans from a director of the Company consisted of the following at March 31, 1997:

     Cash advances, no stated interest rate or maturity date,    $     50,500
     unsecured                                                    ===========

Note 4 - Note payable, bank

At March 31, 1997, the Company had a $300,000 note to a local bank with interest at the prime rate plus 1%. Payments of interest are due monthly. The note matures with principal due September 1997. The note is collateralized by land and real estate.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

       Notes to Condensed Consolidated Financial Statements (Continued)


Note 5 - Long-term debt

Long-term debt consisted of the following at March 31, 1997:

     7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease payments from the property.
                                                                      $4,133,643
     Less current maturities                                             101,766
                                                                      ----------

                                                                      $4,031,877
                                                                      ==========

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

The Company's results of operations for the six month period ended March 31, 1997, and a comparative analysis of the same period for the 1996 year are presented below:

                                                    Increase (Decrease)
                                                    1997 Compared to
                                                          1996
                                                    -------------------
                          1997          1996        Amount      Percent
                       ----------    ----------     ------      -------

Leasing revenue         $367,257      $291,872    $ 75,385       25.8%
Operating expenses       182,782       116,516      66,266       56.9
Interest expense         163,914       168,261      (4,347)      (2.6)

Revenue from leasing has increased from 1996 primarily as a result of additional space being leased at the strip-center facility on Washington Road. On an annualized basis, current revenue from leasing exceeds revenue from leasing for the Company's fiscal year ended September 30, 1996, as the Company leased additional space at the strip-center with the lease inceptions being near or subsequent to September 30, 1996. Lease revenue from other properties owned by the Company has remained constant.

Refer to the Company's Form 10-KSB for the year ended September 30, 1996, for further information regarding properties owned, lease terms and lease expiration information.

Operating expenses have increased from 1996 primarily because of property taxes recognized in the current period and commissions paid in the current period for services related to obtaining new tenants at the strip-center. On an annualized basis, current operating expenses exceed operating expenses for the Company's fiscal year ended September 30, 1996, primarily due to increased maintenance costs at the strip-center and commissions paid for obtaining new tenants at the strip-center.

Interest expense for the current quarter is comparable to 1996 and, on an annualized basis is comparable to the Company's interest expense for the fiscal year ended September 30, 1996.

During the current quarter ended March 31, 1997, the Company purchased approximately one acre of undeveloped land on Washington Road in Augusta.. This land is the Washington Road frontage property for the 68% interest in 6.92 undeveloped acres already owned by the Company on Washington Road. The purchase price of the property was approximately $342,000. The Company paid approximately $42,000 in cash and financed $300,000 on a six month note with a local bank.
See Item 1, Note 4, for details of the note.

The note is secured by land and a building owned by the Company, which is currently leased. The Company is currently negotiating the sale of this collateral property to the current tenants and intends to pay off the $300,000 note to the local bank with proceeds from the sale.

The Company's ratio of current assets to current liabilities at March 31, 1997, was .03. The ratio was .32 at December 31, 1996, .22 at September 30, 1996, and
 .12 at March 31, 1996.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation (Continued)


During the current quarter, the Company satisfied liquidity needs through operating revenues. Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company. As explained above, the Company expects to pay off the current liability note payable to the bank through the proceeds of the sale of a non-current asset.

The Company does not expect any significant change in the number of employees.

                          PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

27     Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND & DEVELOPMENT CORPORATION
                    ---------------------------------------
                                 (Registrant)





April 29, 1997              By:  /s/  T. Greenlee Flanagin
                            ------------------------------
                             T. GREENLEE FLANAGIN
                             President
                             Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit Number                    Decription              Sequential Page Number


27   Financial Data Schedule                                      12 - 13