Form 10QSB
period 1997-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 1997-08-13
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB
[X]               Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1997

[ ]       Transition Report Pursuant to 13 or 15(d) of the Securities
                             Exchange Act of 1934

       For the transition period from ________________ to _________________

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
                              YES  X    NO
                                 ------   ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding at June 30, 1997
----------------------------                   ----------------------------
Common Stock, $.10 Par Value                         5,237,607 shares

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    ------    ------

                         PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements

The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:

                                                                        Page
                                                                        ----

Condensed Consolidated Balance Sheet as of June 30, 1997                  2

Condensed Consolidated Statements of Income for the Three Months
 Ended June 30, 1997 and 1996, and the Nine Months Ended
 June 30, 1997 and 1996                                                   3

Condensed Consolidated Statements of Cash Flows for the Nine Months
 Ended June 30, 1997 and 1996                                             4

Notes to Condensed Consolidated Financial Statements                      5

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                     Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                 June 30, 1997


                                    ASSETS

Current assets
  Cash                                                                 $   99,104
  Other current assets                                                    250,000
                                                                        ---------
     Total current assets                                                 349,104
                                                                        ---------
Investments and other assets
  Land and improvements, at cost                                          659,136
  Property leased to others under operating leases, less accumulated
   depreciation $818,189                                                5,162,206
                                                                        ---------
                                                                        5,821,342
                                                                        ---------
                                                                       $6,170,446
                                                                        =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                     $    6,039
  Current portion of long-term debt                                       101,766
  Other current liabilities                                                63,908
  Short-term loans, related party                                          50,500
                                                                        ---------
     Total current liabilities                                            222,213
                                                                        ---------

Long-term debt, less current maturities                                 4,006,191
                                                                        ---------

Deferred taxes                                                             34,007
                                                                        ---------

Deferred income                                                           441,665
                                                                        ---------

Stockholders' equity
  Common stock, at par value                                              623,761
  Paid-in capital                                                         333,766
  Retained earnings                                                       608,843
                                                                        ---------
                                                                        1,566,370
  Less subscribed shares                                                  100,000
                                                                        ---------
                                                                        1,466,370
                                                                        ---------
                                                                       $6,170,446
                                                                        =========

See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                       Three        Nine        Three        Nine
                                       Months      Months      Months       Months
                                       Ended       Ended        Ended       Ended
                                      June 30,    June 30,    June 30,     June 30,
                                        1997        1997        1996         1996
                                     ----------  ----------  -----------  ----------
Revenue:
  Rents earned                       $ 170,768   $ 538,025     $142,881   $ 434,753
  Gain on sale of property             232,142     232,142            -           -
                                      --------    --------      -------    --------
                                       402,910     770,167      142,881     434,753
                                      --------    --------      -------    --------
Operating expenses:
  Payroll and related costs              8,767      30,372        9,679      30,655
  Depreciation                          33,526     102,152       40,305     103,446
  Taxes                                 14,569      43,637            -       1,686
  Professional services                  5,000      19,287        3,250      11,030
  Insurance                              4,358      11,571        5,621      12,468
  Commissions                              222      15,822            -           -
  Other                                 10,897      37,402        3,037      19,122
                                      --------    --------      -------    --------
                                        77,339     260,243       61,892     178,407
                                      --------    --------      -------    --------

Operating income                       325,571     509,924       80,989     256,346
                                      --------    --------      -------    --------
Nonoperating income (expense):
  Interest income                          659       1,407        3,650       4,493
  Interest expense                    ( 85,705)   (249,619)     (83,152)   (251,414)
  Gain on sale of timber from
   investment property                       -           -            -       8,011
                                      --------    --------      -------    --------
                                      ( 85,046)   (248,212)     (79,502)   (238,910)
                                      --------    --------      -------    --------

Income (loss) before income taxes      240,525     261,712        1,487      17,436

Income taxes                            23,570      31,803       11,017      11,017
                                      --------    --------      -------    --------

Net income (loss)                    $ 216,955   $ 229,909     $( 9,530)  $   6,419
                                      ========    ========      =======    ========

Income (loss) per common share       $     .04   $     .04     $      -   $       -
                                      ========    ========      =======    ========

See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                       1997           1996
                                                   ------------  --------------
Cash flows from operating activities
  Cash received from leases                          $ 549,083       $ 416,264
  Interest received                                      1,407           4,493
  Cash paid to suppliers and employees                (166,356)       (141,386)
  Interest paid                                       (249,619)       (251,414)
                                                      --------        --------
       Net cash provided by operating activities       134,515          27,957
                                                      --------        --------

Cash flows from investing activities
  Purchase of investment property                     (342,122)              -
  Cash received from sale of investment property       608,184               -
  Proceeds from sales of land, timber and
   installment sales                                         -           8,011
  Purchase of fixed assets                                   -        (    262)
  Funds advanced to acquire investment property       (250,000)              -
                                                      --------        --------
       Net cash provided by investing activities        16,062           7,749
                                                      --------        --------

Cash flows from financing activities
  Principal payments on long-term debt               (  75,570)      (  89,717)
                                                     ---------       ---------
       Net cash (used in) financing activities       (  75,570)      (  89,717)
                                                     ---------       ---------

Net increase (decrease) in cash                         75,007       (  54,011)

Cash at beginning of period                             24,097          77,811
                                                      --------        --------

Cash at end of period                                $  99,104       $  23,800
                                                      ========        ========

Reconciliation of net income to net cash
 provided by operating activities:
  Net income                                         $ 229,909       $   6,419
  Depreciation                                         102,152         103,446
  Gain on sale of property                            (232,142)       (  8,011)
  Deferred taxes                                        31,803          11,017
  Deferred revenue                                    ( 18,489)       ( 18,489)
  Changes in assets and liabilities:
     Decrease in other assets                           29,547               -
     (Decrease) in liabilities                        (  8,265)       ( 78,551)
     Decrease in tax receivable                              -          12,126
                                                      --------        --------
       Net cash provided by operating activities     $ 134,515       $  27,957
                                                      ========        ========
Supplemental schedule of non-cash investing and
 financing activities
  Debt incurred to purchase land investment,
   retired prior to June 30, 1997                    $ 300,000       $       -
                                                      ========        ========

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

Note 2 - Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at June 30, 1997:


            Land                                                   $  512,760
            Warehouse and buildings                                 5,467,635
                                                                    ---------
                                                                    5,980,395
            Less accumulated depreciation                             818,189
                                                                    ---------
                                                                   $5,162,206
                                                                    =========

Refer to the Company's Form 10-KSB for the year ended September 30, 1996 for further information on operating lease agreements and terms.

Note 3 - Short-term loans - related party

Short-term loans from a director of the Company consisted of the following at June 30, 1997:


        Cash advances, no stated interest rate or maturity
         date, unsecured                                           $   50,500
                                                                    =========

Note 4 - Long-term debt

Long-term debt consisted of the following at June 30, 1997:

          7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through
          June 2015, collateralized by real estate and assignment
          of lease payments from the property.                     $4,107,957

          Less current maturities                                     101,766
                                                                    ---------

                                                                   $4,006,191
                                                                    =========

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

The Company's results of operations for the nine month period ended June 30, 1997, and a comparative analysis of the same period for the 1996 year are presented below:

                                          Increase (Decrease)
                                           1997 Compared to
                                                1996
                                          -------------------
                         1997      1996    Amount    Percent
                       --------  -------- ---------  --------
Leasing revenue        $538,025  $434,753  $103,272    23.8%
Operating expenses      260,243   178,407    81,836    45.9
Interest expense        249,619   251,414   ( 1,795)   (1.0)


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

Interest expense for the current quarter and nine month period is comparable to 1996, and on an annualized basis is comparable to the Company's interest expense for the fiscal year ended September 30, 1996.

During the current quarter the Company sold the leased investment property of approximately 1.6 acres on Washington Road in Augusta, operated as a restaurant. The Company realized a gain of $232,142 from the sale. The Company has sufficient net operating loss carryforwards to avoid the payment of corporate income tax on this realized gain. After application of the loss carryforwards to the realized gain, the Company had approximately $60,000 of loss carryforward available for future use.

Proceeds from the sale were used to retire the $300,000 note with a local bank. See Form 10-QSB for the quarter ended March 31, 1997 for further explanation of this note.

Proceeds from the sale were also advanced to an unrelated party to purchase investment property. The Company is considering an Internal Revenue Code Section 1031 tax-deferred like-kind exchange involving the purchase of this property through an intermediary if the requirements of Section 1031 have been met by the Company.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation (Continued)

The Company's ratio of current assets to current liabilities at June 30, 1997, was 1.57. The ratio was .03 at March 31, 1997, .32 at December 31, 1996, and was .22 at September 30, 1996.

During the current quarter, the Company satisfied liquidity needs through operating revenues. Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company.

The Company does not expect any significant change in the number of employees.

                          PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

27     Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND & DEVELOPMENT CORPORATION
                    ---------------------------------------
                                  (Registrant)



August 10, 1997                    By:  /s/  T. Greenlee Flanagin
                                   ------------------------------
                                    T. GREENLEE FLANAGIN
                                     President
                                     Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------


Exhibit Number                    Decription              Sequential Page Number


    27                      Financial Data Schedule                11 - 12