Form 10KSB40
period 1997-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 1997-12-30
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB
[x]         ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1997

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from ____________________ to ____________________

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
                              YES  X    NO
                                 ------    -------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's total revenues for the fiscal year ended September 30, 1997 were $741,304.

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

The Company's primary development and income producing activities are:

1. Retail strip center on approximately 15 acres on Washington Road in Augusta. Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. and is operated as a retail food supermarket. The remaining 13,000 square feet of rental space is available for lease to additional tenants. At September 30, 1997, approximately 11,700 square feet of this space was leased. The Company owns approximately 35 acres of undeveloped land adjacent to the strip center and is marketing this property for sale as commercial and residential real estate.

2. Building on approximately 1.6 acres of land in Augusta. Approximately 1.4 acres of this property (which includes the building) was sold to the current tenant during the 1997 year. The remaining approximately .2 acres is adjacent to the retail strip center and was retained by the Company. See Item 6, "Results of Operations" for information regarding the sale of this property.

3. Bulk warehouse storage facility in Athens, Georgia. The Company owns and has available for lease approximately 248,000 square feet of storage space.

4. Commercial property on Washington Road in Augusta, currently leased as a single family home.

The Company owns certain other properties that are fully described in Item 2.

Construction of the retail strip center in Augusta was completed in May 1995 and the lease with Publix became effective May 15, 1995. The center represents approximately 90% of the Company's net leased assets. Leasing revenue from the lease with Publix Supermarkets, Inc. represented 72% and 88% of the Company's total leasing revenue for the years ended September 30, 1997 and 1996, respectively. Management of the Company expects this lease to continue to provide a substantial portion of the Company's revenue from leasing. See "Description of Properties" for additional information related to this property and the lease agreement.

The land and building in Augusta that was sold during the current year provided 4% and 7% of the Company's total leasing revenue for the years ended September 30, 1997 and 1996, respectively.

The bulk storage warehouse facility in Athens provided 1% and 2% of the Company's total leasing revenue for the years ended September 30, 1997 and 1996, respectively. Occupancy of the warehouse has been less than 10% annually for the past three years. While there are no known competing bulk warehouses in Athens, the demand for bulk storage space has been insufficient to obtain substantial occupancy. Management of the Company does not expect leasing revenue from this facility to contribute substantially to the Company's continuing leasing revenue. See "Description of Properties" for additional information related to this property and lease agreements.

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

The Company currently owns the following properties in fee simple interest:

1. Strip center on approximately 15 acres on Washington Road in Augusta, Georgia.

2. Approximately 35 acres of undeveloped land on Washington Road in Augusta, Georgia, adjacent to the strip center owned by the Company.

3. Bulk warehouse storage facility on approximately 15 acres in Athens, Georgia.

4. A 68% interest in 3.68 acres with a residential structure on Washington Road in Augusta, Georgia.

5. A 68% interest in 6.92 undeveloped acres on Washington Road in Augusta, Georgia.

6.   108 undeveloped acres in south Richmond County, Georgia.

7.   A one-acre lot adjacent to the Royal Palms Motel in Augusta, Georgia.

8.   One lot on Stanley Drive in Augusta, Georgia.

9. Approximately 1.0 acres of undeveloped land on Old Evans Road, near Washington Road in Augusta, Georgia.

10.  One undeveloped lot in Dublin, Georgia.

Description of real state and operating data -

The net book value of the strip center amounts to approximately 80% of the Company's total assets at September 30, 1997. No other property owned by the Company at September 30, 1997, had a book value amounting to ten percent or more of the total assets of the Company.

Construction of the retail strip center on Washington Road was completed May 1995. The center has 69,000 square feet of available lease space. The center was constructed with the intention of being operated as a strip center and is suitable and adequate for such purpose. The Company has leased 56,000 square feet to Publix Supermarkets, Inc., which, as the center's anchor store, operates a retail food supermarket. The Company, as lessor, has a twenty year lease agreement with Publix. The lease became effective May 15, 1995. The lease provides for annual rentals of $463,205, and for the Company to receive 1.25% of this store's annual gross sales in excess of approximately $37 million. For the Company's years ended September 30, 1997 and 1996, the supermarket had not achieved this sales level. The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix. For 1997 this reimbursement was approximately $29,950. At the lessee's option the lease may be extended in five year increments for an additional twenty years on substantially the same lease terms. As part of the lease agreement, Publix contributed approximately $500,000 to the construction of the facility. The Company capitalized this contribution and is recognizing it as revenue over the twenty year life of the lease. The center, excluding land, cost approximately $4,800,000. The Company has financed the center with a $4,300,000 loan fixed at 7.875% interest amortized monthly for twenty years. Annual principal and interest payments are $427,596. The balance of the loan was $4,081,761 at September 30, 1997. The loan matures May 2015 and will be fully amortized at that time. The loan is secured by the center and the assignment of lease payments from the property. The property is located on Washington Road in Augusta, Georgia. This road is the location of numerous business establishments, including competing strip centers. The road also has a high volume of traffic providing potential customers for the Company's tenants. The Company's operation of the center is dependent upon management's ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet leased to other tenants. The Company competes with other strip centers in the area to maintain stable occupancy. Management of the Company believes that the location and visibility of the center provides for favorable conditions for maintaining occupancy. At September 30, 1997, the Company had leased 90% of the 13,000 square feet not leased to Publix. These individual leases have terms of from three to five years with monthly lease payments ranging from $1,200 to $2,800. Following is certain information regarding the strip center at September 30, 1997:

          Occupancy rate - 98%      (Publix is the only tenant to occupy 10% or
                                    more of the leasable square feet.)

Effective rental rates -

                                    Square Feet   Rental Per
                                       Leased     Square Foot
                                    -----------   -----------
       Publix Supermarkets, Inc.       56,146        $ 8.25
       Other tenants                   11,554         12.97

The principal business of the other tenants currently includes a hair salon, take-out restaurant, dance instruction, dress shop and similar small business operations.

Schedule of lease expirations for each of the next ten years, beginning with the Company's year end September 30, 1998, is presented below (does not include potential extensions).

                                     Total area in                         Percentage of
                Number of tenants     square feet      Annual rental       gross annual
 Year ending    whose leases will     covered by      represented by    rental represented
September 30,         expire        expiring leases   expiring leases   by expiring leases
-------------   -----------------   ---------------   ---------------   ------------------
    1998                -                    -            $     -               -%
    1999                2                3,900             41,760               7
    2000                2                3,900             56,556               9
    2001                2                2,600             36,099               6
    2002                1                1,300             15,450               3
 2003 - 2007            -                    -                  -               -

The percentage of gross annual rental represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve month fiscal period.

The Company currently does not have plans for significant renovations or improvements to the center.

The Federal tax basis of the center, excluding land, is $4,832,561. Accumulated depreciation is $505,184. The building and structure is being depreciated by the straight-line method over 39 years. The site work of the center is being depreciated by the 150% declining balance method over 15 years. Total property taxes on the center for 1997 were $35,036.

The approximately 35 acres of undeveloped land adjacent to the strip center has a Federal tax basis of $222,272. There is no debt on the property. The land is accessed from Washington Road and Stanley Drive. The Company currently has no plans for development or improvement of this property and is currently marketing this property for sale as professional and residential real estate. The property is located in an area of continued development with a decreasing supply of vacant land. The close proximity of the land to the strip center owned by the Company may also enhance the competitive marketability of the property. Total property taxes on the property were $4,112 for 1997.

The warehousing facility located in Athens, Georgia is known as Chase Park and is located on approximately 15 acres of land on Barber, Oneta and Chase Streets. The facility consists of two structures with a combined total space of 248,000 square feet. There are thirty-five warehouse compartments that are available for lease. The structures are wood frame with metal siding and have brick fire walls separating warehouse compartments at various points. The facility was constructed in approximately 1902. The warehouse is in poor condition and is in need of substantial repairs. Approximately 75% of the 248,000 square feet is not in a leaseable condition. This facility is currently for sale by the
Company.   An  organization unrelated to the Company currently has an option outstanding to purchase this property. Based on square feet, the warehouse was approximately 5% leased at September 30, 1997. The Company is seeking additional tenants, however, the demand for bulk warehouse space in Athens has not been sufficient to maintain tenants. The declining condition of the warehouse and the weak demand for warehouse space may be a detriment to the Company's ability to successfully market this property. The Company leases warehouse space on a relatively short-term basis, generally not extending beyond a one-year term. There is no debt on the property. The Federal tax basis of the property net of accumulated depreciation of $533,201 is $233,537 at September 30, 1997. The property is being depreciated by the straight-line method over an average life of eighteen years. Annual real estate taxes are $5,756. Due to the low occupancy of the warehouse, presentation of average annual effective rental rates would not provide meaningful information.

The approximately 1.0 acres of undeveloped land on Old Evans Road in Augusta, Georgia has a Federal tax basis of $342,122. There is no debt on the property. The Company currently has no plans for development or improvement of this property. The property is held by the Company for investment and appreciation. The property is located in an area of Augusta that has experienced both commercial and residential growth for a number of years. This land is also located near Washington Road (though not near the strip center). The continued development in this area and the decreasing supply of vacant land may enhance the appreciation and future marketability of the property. Total property taxes on the property were $7,852 for 1997.

The combined Federal tax basis of the remaining investment properties of the Company is approximately $150,000. There is no debt on any of these properties. The properties are undeveloped real estate held by the Company for investment and appreciation. The Company currently has no plans for development or improvement of these properties.

All of the properties owned by the Company, including properties for which the Company is a less than 100% owner, are owned in fee simple interest.

In the opinion of management of the Company, all of the properties owned by the Company are adequately covered by insurance.

The Company reported in the Form 10-KSB for the year ended September 30, 1996, the possibility of a construction project near the retail strip center and lease negotiations with Blockbuster Video. This transaction did not materialize and the Company is no longer negotiating this lease.

ITEM 3.  LEGAL PROCEEDINGS

The Company is presently not a party to any matters of litigation.

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders for the quarter ended September 30, 1997.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's securities. The approximate number of holders of the Company's common stock is 750.

No dividends have been declared or paid during the two years ending September 30, 1997. The Company has no restrictions that currently, or that may reasonably be expected to limit materially the amount of dividends paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's primary business activities are the acquisition, development and leasing of developed and undeveloped real estate. The objectives of the Company are capital appreciation from real estate investments and income from leasing.

                             RESULTS OF OPERATIONS

                                               Increase (Decrease)
                                                1997 compared to
                                                       1996
                                               -------------------
                          1997        1996     Amount     Percent
                        --------   ---------   --------   -------
Leasing revenue         $741,304   $ 617,164   $124,140      20%
Operating expenses       336,325     301,664     34,661      11
Interest expense         343,306     334,096      9,210       3
Timber sale                    -       8,010     (8,010)
Land sale                231,694           -    231,694     100
Net income (loss)        266,467     (19,368)         -       -

Revenue from leasing activities is provided by the following properties:

                                                    1997       1996
                                                  --------   --------
Retail strip center                               $688,354   $544,537
Bulk storage warehouse                               9,400     14,220
Commercial building, operated as a restaurant       26,043     43,800
Other                                               17,507     14,607

The retail strip center was completed in May 1995, with 1996 being the first full twelve month period of operations. The center consists of approximately 69,000 square feet. Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the center's anchor store. See Item 2, "Description of Properties" for information regarding the lease agreement with Publix. The remaining approximately 13,000 square feet is available for lease to additional tenants. This additional space was 90% and 40% leased as of September 30, 1997 and 1996, respectively. Also see Item 2, "Description of Properties" for effective rental rates and lease expirations related to this property.

Leasing revenue from the retail strip center increased $143,817 (26%) from 1996, primarily as a result of the following:

  a.  increased occupancy of the 13,000 additional square feet.

  b. approximately $60,000 of common area maintenance fees received from center tenants. Fees received in 1996 were approximately $10,000.

Management expects the strip center to be a principal activity of the Company and to continue to provide a substantial portion of the Company's operating revenue.

Revenue from the bulk storage warehouse has declined from 1996 and 1995. Occupancy of the warehouse has been less than 10% annually for the last three years. Management is seeking additional tenants for the warehouse, however, management is not aware of developments in the Athens area that may increase the demand for warehouse space. This property is currently for sale by the Company.

Revenue from the commercial building operated as a restaurant declined from 1996 as this property was sold by the Company to the current tenants. The Company realized a gain of $231,694 from the sale. The proceeds of the sale were used to acquire 1.0 acres of undeveloped land near Augusta. Subsequent to September 30, 1997, the Company also used proceeds from the sale to acquire approximately
1.0 acres of undeveloped land adjacent to the retail strip center. The Company intends to hold these properties for investment and future development.

Revenue from the Company's other leasing properties has remained constant from 1996 and 1995.

Operating expenses increased $34,661 (11%) from 1996. Significant line item expense fluctuations from 1996 to 1997 are presented below.

Repairs and maintenance increased $12,179 from 1996 due to increased operations at the strip center. Management expects repairs and maintenance expense for 1998 to be consistent with 1997.

Commission expense increased $13,661 from 1996 due to commissions paid to professionals for locating additional tenants for the strip center. Management expects commission expense for 1998 to decrease from 1997 due to the high occupancy of current properties.

Income tax expense increased $15,420 from 1996 due to the Company's increase in income before income taxes.

Revenue from timber sales have declined from 1996. These types of sales are not recurring activities of the Company and are not expected to be substantial or continuing sources of revenue for the Company.

The liquidity of the Company improved in 1997 primarily as a result of increased funds provided by the increased occupancy of the retail strip center. In addition, as previously described, the Company sold at a gain this year the commercial property owned on Washington Road. While a substantial portion of the proceeds from this sale were invested in real estate, $50,000 was utilized to retire the short-term loan previously obtained from a stockholder. The ratio of current assets to current liabilities was .37 at September 30, 1997, and was .23 at September 30, 1996. Management of the Company expects future liquidity needs of the Company to be met from operating revenues of the Company.

The Company believes that the market value of much of the real estate owned by the Company is greater than the original cost and that significant value has been added to the real estate by the continued development and decreasing supply of vacant land in the area. These properties are available as a source of capital to the Company.

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of Security Land & Development Corporation and Subsidiary are included herein:

                                                                    Page No.
                                                                   ---------
  Report of Independent Certified Public Accountants                   10

  Consolidated Balance Sheets as of September 30, 1997 and 1996        11

  Consolidated Statements of Income for the years ended
    September 30, 1997 and 1996                                        12

  Consolidated Statements of Stockholders' Equity for the years
    ended September 30, 1997 and 1996                                  13

  Consolidated Statements of Cash Flows for the years ended
    September 30, 1997 and 1996                                    14 and 15

  Notes to Consolidated Financial Statements                        16 - 22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Security Land and Development
Corporation and Subsidiary
Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation and Subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiary as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Augusta, Georgia
December 5, 1997

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1997 AND 1996

                                     ASSETS

                                                           1997          1996
                                                        ----------    ----------
CURRENT ASSETS
  Cash and cash equivalents                             $   26,798    $   24,097
  Other current assets                                           -           141
  Lease payments receivable                                 30,090        29,406
                                                        ----------    ----------
     TOTAL CURRENT ASSETS                                   56,888        53,644
                                                        ----------    ----------

INVESTMENTS AND OTHER ASSETS
  Land and improvements, at cost                           659,135       317,014
  Property leased to others under operating leases,
    less accumulated depreciation 1997 $851,719;
    1996 $739,995                                        5,128,677     5,640,400
  Advanced funds                                           250,000             -
  Deferred income taxes                                          -        17,238
                                                        ----------    ----------
     TOTAL INVESTMENTS AND OTHER ASSETS                  6,037,812     5,974,652
                                                        ----------    ----------

                                                        $6,094,700    $6,028,296
                                                        ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $    3,517    $    3,517
  Accrued expenses                                          17,715        12,920
  Accrued property taxes                                    21,303        60,957
  Current maturities of long-term debt                     110,076       101,766
  Short-term loans                                               -        50,500
                                                        ----------    ----------
     TOTAL CURRENT LIABILITIES                             152,611       229,660
                                                        ----------    ----------

LONG-TERM DEBT, less current maturities                  3,971,685     4,081,761
                                                        ----------    ----------

DEFERRED TAXES                                              31,973        20,260
                                                        ----------    ----------

DEFERRED INCOME                                            435,503       460,154
                                                        ----------    ----------

STOCKHOLDERS' EQUITY
  Common stock, par value $.10 per share, authorized
    30,000,000 shares; issued 6,237,607, outstanding
    5,237,607                                              623,761       623,761
  Additional paid-in capital                               333,766       333,766
  Retained earnings                                        645,401       378,934
                                                        ----------    ----------
                                                         1,602,928     1,336,461
  Less subscribed shares (1,000,000 shares)                100,000       100,000
                                                        ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                          1,502,928     1,236,461
                                                        ----------    ----------

                                                        $6,094,700    $6,028,296
                                                        ==========    ==========

See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                       1997         1996
                                                    ----------   ----------
REVENUE, rents earned                               $  741,304   $  617,164
                                                    ----------   ----------

OPERATING EXPENSES
  Payroll and related costs                             39,532       40,922
  Depreciation                                         135,682      137,254
  Repairs and maintenance                               24,173       11,994
  Property taxes                                        58,960       58,216
  Commissions                                           16,805        3,144
  Professional services                                 23,003       14,647
  Insurance                                             14,665        9,460
  Rent                                                       -        5,200
  Other                                                 23,505       20,827
                                                    ----------   ----------
                                                       336,325      301,664
                                                    ----------   ----------

    Operating income                                   404,979      315,500
                                                    ----------   ----------

NONOPERATING INCOME (EXPENSE)
  Interest income                                        2,134        4,832
  Interest expense                                    (343,306)    (334,096)
  Gain on sale of timber from investment property            -        8,010
  Gain on sale of leasing property                     231,694            -
                                                    ----------   ----------
                                                      (109,478)    (321,254)
                                                    ----------   ----------

    Income (loss) before income taxes                  295,501       (5,754)

APPLICABLE INCOME TAXES                                 29,034       13,614
                                                    ----------   ----------

    Net income (loss)                               $  266,467   $  (19,368)
                                                    ==========   ==========

INCOME (LOSS) PER COMMON SHARE                           $0.05   $    (0.00)
                                                    ==========   ==========


See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                            Common Stock
                       ----------------------                                         Total
                       Outstanding     Par      Paid-In    Retained   Subscribed   Stockholders'
                         Shares       Value     Capital    Earnings     Shares        Equity
                       -----------   --------   --------   --------   ----------   -------------
BALANCE,
  SEPTEMBER 30, 1995    $5,237,607   $623,761   $333,766   $398,302    $100,000      $1,255,829

    Net (loss)                   -          -          -    (19,368)          -         (19,368)
                        ----------   --------   --------   --------    --------      ----------

BALANCE,
  SEPTEMBER 30, 1996     5,237,607    623,761    333,766    378,934     100,000       1,236,461

    Net income                   -          -          -    266,467           -         266,467
                        ----------   --------   --------   --------    --------      ----------

BALANCE,
  SEPTEMBER 30, 1997     5,237,607   $623,761   $333,766   $645,401    $100,000      $1,502,928
                        ==========   ========   ========   ========    ========      ==========


See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                     1997         1996
                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from leases                       $ 715,969    $ 563,107
  Income tax refund                                       -       12,125
  Interest received                                   2,134        4,832
  Cash paid to suppliers and employees             (235,893)    (184,200)
  Interest paid                                    (343,306)    (334,096)
                                                  ---------    ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES      138,904       61,768
                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of timber                            -        8,010
  Proceeds from sale of leasing property            608,184            -
  Purchase of investment real estate               (342,121)           -
  Purchase of property and equipment                      -      (9,557)
  Advanced funds to purchase real estate           (250,000)           -
                                                  ---------    ---------
     NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                    16,063       (1,547)
                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term loans                    300,000       24,000
  Repayments of short-term loans                   (350,500)     (24,000)
  Principal payments on long-term debt             (101,766)    (113,935)
                                                  ----------   ---------
     NET CASH USED IN FINANCING ACTIVITIES         (152,266)    (113,935)
                                                  ----------   ---------

Net increase (decrease) in cash and cash
  equivalents                                         2,701      (53,714)

Cash and cash equivalents
  Beginning                                          24,097       77,811
                                                  ---------    ---------

  Ending                                          $  26,798    $  24,097
                                                  =========    =========

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                          1997       1996
                                                       ---------   --------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
  Net income (loss)                                    $ 266,467   $(19,368)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
    Depreciation                                         135,682    137,254
    Amortization of deferred income                      (24,651)   (24,651)
    (Gain) on sale of timber                                   -     (8,010)
    (Gain) on sale of leasing property                  (231,694)         -
    Changes in assets and liabilities:
      Decrease in tax receivable                               -     12,125
      (Increase) in lease payments receivable               (684)   (29,406)
      Net change in other asset and liability
        accounts                                          (6,216)    (6,176)
                                                       ---------   --------

          NET CASH PROVIDED BY OPERATING ACTIVITIES    $ 138,904   $ 61,768
                                                       =========   ========


See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1997 AND 1996


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Security Land and Development Corporation is engaged in the acquisition of developed and undeveloped real estate to be held for investment purposes or to be developed and leased as income producing property. Acquired and leased properties are within the State of Georgia, predominantly in Richmond, Columbia and Clarke counties.

Royal Palms Motel, Inc., a wholly-owned subsidiary of Security Land and Development Corporation, is presently not engaged in business operations. The assets and liabilities of the subsidiary are not significant to the consolidated statement presentation.

For the years ended September 30, 1997 and 1996, substantially all operating revenues and operating expenses were related to the activity of real estate leasing. All revenue and expenses associated with sales of investment property are presented as nonoperating activities in the financial statements. For 1997 and 1996, approximately 90% of net leased assets consisted of a retail strip center of which approximately 80% is leased to a regional food supermarket.

During the years ended September 30, 1997 and 1996, leasing revenues were received from predominantly two properties. A commercial building operated as a restaurant provided approximately 5% and 10% of gross leasing revenues for the years, respectively. The building is leased to a single tenant, and was sold prior to the current fiscal year end. The retail strip center provided approximately 90% of gross leasing revenue for each of the years. During 1997, approximately 80% of revenue from the strip center was from a lease with a regional food supermarket. During 1996, substantially all gross leasing revenue from the strip center was from this lease.

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

                          SEPTEMBER 30, 1997 AND 1996


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

Advanced funds - Advanced funds consist of cash advanced to unrelated
--------------
organizations in coordination of potential real estate acquisitions. At September 30, 1997, the Company had $250,000 of outstanding advances. Subsequent to year end this transaction materialized and the Company purchased undeveloped real estate for investment for the amount of the outstanding advances.

Earnings per share - Earnings per share are calculated on the basis of the
------------------
weighted average number of shares outstanding. The Company has no stock option plans.

Fair value of financial instruments - During the 1996 year the Company adopted
-----------------------------------
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The statement requires disclosure of fair value information about financial instruments of the Company. In cases where quoted market prices are not available for certain financial instruments, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used.

New accounting pronouncements - The Financial Accounting Standards Board has
-----------------------------
issued the following Statements of Financial Accounting Standards (SFAS) that the Company is presently evaluating for adoption:

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1997 AND 1996


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   SFAS No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share as previously established by Accounting Principles Board (APB) Opinion No. 15.

   SFAS No. 129, "Disclosure of Information about Capital Structure." This Statement establishes standards for disclosing information about an entity's capital structure.

   SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components in a set of financial statements.

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the manner that public business enterprises report information about operating segments, products and services, and major customers.

Each of the Statements is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect the adoption of the Statements to have a material effect on the Company's financial reporting.

NOTE 2 - INVESTMENT IN LEASES AND PROPERTY UNDER OPERATING LEASES

Property leased or held for lease to others under operating leases consists of the following at September 30, 1997 and 1996:

                                         1997        1996
                                      ----------  ----------

     Land                             $  512,760  $  813,660
     Warehouse and buildings           5,467,636   5,566,735
                                      ----------  ----------
                                       5,980,396   6,380,395
     Less accumulated depreciation       851,719     739,995
                                      ----------  ----------

                                      $5,128,677  $5,640,400
                                      ==========  ==========

The Company's primary leasing activities are a retail strip center and a commercial building operated as a restaurant. The commercial building was sold by the Company prior to the current fiscal year end.

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

                          SEPTEMBER 30, 1997 AND 1996


NOTE 2 - INVESTMENT IN LEASES AND PROPERTY UNDER OPERATING LEASES (CONTINUED)

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket's gross sales in excess of approximately $37 million. For 1997 and 1996, the supermarket did not achieve this sales level.

At September 30, 1997, future minimum lease payments under the operating lease agreements for the retail strip center are as follows (not including potential extensions):

       1998                     $  613,070
       1999                        607,382
       2000                        520,388
       2001                        505,654
       2002                        478,655
       Thereafter                5,403,970
                                ----------
                                $8,129,119
                                ==========

The Company has other lease agreements that are short-term in nature and are not material for inclusion in the above presentation.

NOTE 3 - LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1997 and 1996:

                                                       1997         1996
                                                    ----------   ----------
    7.875% note payable to an insurance company
      due in monthly payments of $35,633,
      including interest, through June 2015,
      collateralized by retail strip center
      and assignment of lease payments from
      the property.                                 $4,081,761   $4,183,527

      Less current maturities                          110,076      101,766
                                                    ----------   ----------

                                                    $3,971,685   $4,081,761
                                                    ==========   ==========
Aggregate maturities of long-term debt are
  due as follows:

        1998                                    $  110,076
        1999                                       119,064
        2000                                       128,786
        2001                                       139,302
        2002                                       151,815
        Later                                    3,432,718
                                                ----------
                                                $4,081,761
                                                ==========

All interest incurred for 1997 and 1996 was expensed by the Company.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1997 AND 1996


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with directors, officers and major stockholders or business entities in which these parties have significant financial interests. These transactions for 1997 and 1996 are summarized as follows:

                                                      1997       1996
                                                    --------   --------

     DIRECTOR AND STOCKHOLDER, rental commission    $      -   $  2,184
                                                    ========   ========

     DIRECTOR, PRESIDENT AND STOCKHOLDER,
       management fee                               $      -   $    960
                                                    ========   ========

     DIRECTOR AND STOCKHOLDER:
       Short-term loans
          Beginning balance                         $ 50,500   $ 50,500
          Advances                                         -     24,000
          Payments                                   (50,500)   (24,000)
                                                    --------   --------

          Ending balance                            $      -   $ 50,500
                                                    ========   ========

       Payments on long-term debt                   $      -   $ 19,852
                                                    ========   ========

       Interest on long-term debt and short-term
         loans                                      $ 12,983   $    424
                                                    ========   ========

     STOCKHOLDER, rental commission                 $      -   $  2,600
                                                    ========   ========

A director of the Company is also an investor of an entity that is a tenant at the retail strip center. Total gross leasing revenue from this tenant was approximately $35,000 for the 1997 year end.

The Company paid $7,800 and $39,000 in 1997 to a real estate brokerage company as rental commissions and property sales commissions, respectively. A director of the Company is associated with the real estate brokerage company and was rental-sales agent to these transactions. The rental commissions are presented as operating expenses in the statement of income. The sales commission is presented net of the related gain.

NOTE 5 - INCOME TAXES

The total income taxes in the consolidated statements of income are as follows:


                                                   Year Ended September 30,
                                                   ------------------------
                                                        1997        1996
                                                     ---------    -------
  Deferred tax expense (benefit)                     $ 47,787     $(1,224)
  Net change, deferred tax valuation allowance        (18,753)     14,838
                                                     --------     -------

  Deferred tax expense                               $ 29,034     $13,614
                                                     ========     =======

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1997 AND 1996


NOTE 5 - INCOME TAXES - CONTINUED

The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to (loss) before income taxes. A reconciliation of the differences is as follows:


                                         September 30, 1997   September 30, 1996
                                         ------------------   ------------------
                                          Amount    Percent    Amount    Percent
                                         --------   -------   -------    -------

  Tax (benefit) at statutory rate        $ 44,325     15%     $  (863)       -%
  Increase (decrease) in income taxes
    resulting from:
      Valuation allowance                 (18,753)    (6)      14,838        -
      Other, net                            3,462      1         (361)       -
                                         --------     --      -------       --

  Provision for income taxes             $ 29,034     10%     $13,614        -%
                                         ========     ==      =======       ==

Net deferred tax assets consist of the following components as of September 30, 1997 and 1996:

                                                  1997         1996
                                                --------     -------
 DEFERRED TAX ASSETS:
   Loss carryforwards                           $  5,682     $41,756
   Less valuation allowance                        5,682      24,518
                                                --------     -------
                                                       -      17,238
                                                --------     -------

 DEFERRED TAX LIABILITIES, leased property        31,973      20,260
                                                --------     -------

                                                $(31,973)    $(3,022)
                                                ========     =======

During the year ended September 30, 1995, the Company recorded a valuation allowance of $9,680 on the deferred tax assets. For the year ended September 30, 1996, the Company recorded a net adjustment to the valuation allowance of $14,838, for a total valuation allowance of $24,518. For the year ending September 30, 1997, the Company utilized a substantial portion of the deferred tax asset and recorded a reduction in the valuation allowance of $18,753. The valuation allowance is to reduce the recorded deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

At September 30, 1997, the Company has approximately $30,000 of net operating loss carryforwards for tax purposes available for use by the Company. The carryforwards expire in 2011.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1997 AND 1996


NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Methods and assumptions of determining estimated fair value, and the estimated fair values of the Company's financial instrument assets and liabilities are as follows at September 30, 1997 and 1996:

  Cash and cash equivalents - Due to their demand nature, the estimated fair value approximates the carrying amount.

  Short-term loans - These are loans from a related party that have no stated interest rate or stated maturity date. Due to the nature of these loans, a comparable type instrument does not exist and an estimated fair value cannot be determined.

  Long-term debt - The fair value of the long-term debt is estimated based on management's estimate of interest rates available to the Company for comparable debt having similar remaining maturities and collateral requirements. The estimated fair value at September 30, 1997 was approximately $3.9 million, compared to the carrying amount of approximately $4.1 million. The estimated fair value at September 30, 1996 was $4.0 million, compared to the carrying amount of $4.1 million.

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

     NAME, AGE AND
        POSITION                        LAST FIVE YEARS BUSINESS EXPERIENCE
W. Stewart Flanagin, Jr.                Pharmacist and store owner of Hill Drug
49 - Chairman of Board of Directors     Company and past manager of Revco Drug
since 1983; member of Board since       Store, Inc.
1983; brother of President; son of
Director.

T. Greenlee Flanagin                    Licensed real estate agent
48 - President since 1983; member of
Board since 1983; brother of Chairman
of Board; son of Director.

Melvin D. Barton                        Former Chairman of Board of Directors;
54 - Vice President; Member of Board    past partner in Barton Building Supply;
since 1977. Mr. Barton resigned from    president of Barton Investment Co., Inc.
the Board effective March 1997.

M. David Alalof                         Former President; stockholder and agent
53 - Secretary/Treasurer; member of     with A.H.S., Inc., an insurance concern
Board since 1977.

E. R. Murphy                            Retired
79 - Assistant Secretary/Treasurer;
member of Board since 1980.

W. Stewart Flanagin, Sr.                Retired
83 - Member of Board since 1983;
father of Chairman; father of
President and Director.

John C. Bell, Jr.                       Attorney at Law
49 - Member of Board since 1983.

Gregory B. Scurlock                     Senior Vice President, First Union Bank,
49 - Member of Board since 1983.        Augusta, GA

Robert M. Flanagin                      Licensed real estate agent
39 - Member of Board since 1987;
brother of Chairman; brother of
President and Director; son of
Director.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 1997 the Company's executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

The table below shows the compensation of the Chief Executive Officer for the three most recent fiscal years. There were no executive officers whose compensation exceeded $100,000.


          NAME               COMPENSATION       DATE
  T. Greenlee Flanagin         $20,616          September 30, 1997
  T. Greenlee Flanagin          19,874          September 30, 1996
  T. Greenlee Flanagin          19,034          September 30, 1995

Subsequent to the September 30, 1995 year-end, the Board of Directors approved a bonus of $45,000 to be paid to T. Greenlee Flanagin for services relating to the construction period oversight and leasing of the strip center. This amount was accrued and expensed in the fiscal year ended 1995 and subsequently paid. This amount is not included in the totals above.

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 1997 and none are proposed to be paid to any officer or director of Security Land & Development Corporation.

The Company does not have a stock option plan.

Each Director of the Company receives compensation of $50 per Director's meeting for services performed as a Director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 1997 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.


                                       NUMBER OF SHARES OF
     NAME OF                               COMMON STOCK         PERCENT OF
BENEFICIAL OWNER                       BENEFICIALLY OWNED         CLASS
T. Greenlee Flanagin (1)                     781,205                14.9
Ann Flanagin Smith (1)                       387,541                 7.4
W. Stewart Flanagin, Jr. (1)                 463,052                 8.8
Robert Flanagin (1)                          499,083                 9.5
John C. Bell, Jr.                            303,865                 5.8

(1) Combined with the following, these individuals form the "Flanagin family group":

W. Stewart Flanagin, Sr.                      79,575                 1.5
Harriette F. Flanagin                         34,008                 0.6

The Flanagin family group owns 2,244,474 shares which is approximately 43% of all shares of stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 1997, by Directors and executive officers:


  NAME OF                                            COMMON STOCK
BENEFICIAL                                           BENEFICIALLY   PERCENT
   OWNER                           ADDRESS               OWNED      OF CLASS
W. Stewart Flanagin, Jr.    1117 Glenn Avenue            463,052       8.8
                            Augusta, GA 30904

T. Greenlee Flanagin        3326 Wheeler Road            781,205      14.9
                            Augusta, GA 30903

M. David Alalof             P.O. Box 15637                27,526       0.5
                            Augusta, GA 30909

E. R. Murphy                2224 Anthony Road             50,000       0.9
                            Augusta, GA 30904

W. Stewart Flanagin, Sr.    3052 Skinner Mill Road        79,585       1.5
                            Augusta, GA 30909

John C. Bell, Jr.           P.O. Box 1547                303,865       5.8
                            Augusta, GA 30903

Gregory B. Scurlock         821 Heard Avenue                 500       0.1
                            Augusta, GA 30904

Robert M. Flanagin          3052 Skinner Mill Road       499,083       9.5
                            Augusta, GA 30909

All Directors and officers as a group consisting of
  eight individuals.                                   2,204,816      42.0

The Flanagin family and all Directors and Officers as a group beneficially own 2,666,023 shares which is approximately 50.9% of all shares of stock outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of business, the Company may enter into transactions with Directors, officers or security holders. During 1997 and 1996, the Company did not enter into any such transactions that are required to be presented under this Item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits required by Item 601 of Regulation S-B.

        EXHIBIT
        NUMBER                DESCRIPTION
          11       Computation of Earnings Per Share

          21       Subsidiaries of the Registrant

          27       Financial data schedules

b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                               INDEX TO EXHIBITS

                                                  Page

     11    Computation of Earnings Per Share        29
     21    Subsidiaries of the Registrant           30
     27    Financial data schedules             31 and 32

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            SECURITY LAND & DEVELOPMENT CORPORATION
            ------------------------------------------------------------------
                    (Registrant)


            T. Greenlee Flanagin                        December 20, 1997
            ------------------------------------------------------------------
            T. GREENLEE FLANAGIN                        (Date)
            President
            Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.


            W. Stewart Flanagin, Jr.                    December 20, 1997
            ------------------------------------------------------------------
            W. STEWART FLANAGIN, JR.                    (Date)
            Chairman of Board
            Chief Financial Officer
            Chief Accounting Officer


W. S. Flanagin, Jr.                    December 20, 1997
--------------------------------------------------------
W. S. FLANAGIN, SR.                    (Date)
Director


            M. David Alalof                             December 20, 1997
            -----------------------------------------------------------------
            M. DAVID ALALOF                             (Date)
            Secretary-Treasurer


E. R. Murphy                           December 20, 1997
--------------------------------------------------------
E. R. MURPHY                           (Date)
Assistant Secretary-Treasurer

EXHIBIT 11.  COMPUTATION OF EARNINGS PER SHARE

                                                           Year Ended
                                                          September 30,
                                                        1997         1996
Net income (loss)                                    $  266,467   $  (19,368)
Weighted average number of shares outstanding         5,237,607    5,237,607
                                                     ----------   ----------

Net income (loss) per common shares                  $     0.05        (0.00)
                                                     ==========   ==========

                  EXHIBIT 21.  SUBSIDIARIES OF THE REGISTRANT

Royal Palms Motel, Inc. - 100% owned by Security Land & Development Corporation. Incorporated in Georgia. Presently not engaged in business activities.