Form 10QSB
period 1997-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 1998-02-11
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB

[X]                Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1997

[ ]     Transition Report Pursuant to 13 or 15(d) of the Securities Exchange
                                    Act of 1934

For the transition period from                    to
                               ------------------    -------------------------

                        Commission File Number 0-7865.
                                               ------

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                   -----------------------------------------

            GEORGIA                                             58-1088232
-------------------------------                           ----------------------
(State or other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

2816 Washington Road, #103, Augusta, Georgia                        30909
----------------------------------------------            ----------------------
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

            Class                              Outstanding at December 31, 1997
----------------------------                   --------------------------------
Common Stock, $.10 Par Value                           5,237,607 shares

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    -----     -----

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:

                                                                        Page
                                                                        ----

CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997               2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
 ENDED DECEMBER 31, 1997 AND 1996                                          3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
 ENDED DECEMBER 31, 1997 AND 1996                                          4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       5

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                               December 31, 1997

                                    ASSETS
CURRENT ASSETS
 Cash                                                                  $   83,537
 Other current assets                                                       1,339
                                                                       ----------
   TOTAL CURRENT ASSETS                                                    84,876
                                                                       ----------

                         INVESTMENTS AND OTHER ASSETS

 Land and improvements, at cost                                           909,135
 Property leased to others under operating leases, less accumulated
  depreciation $885,245                                                 5,095,291
                                                                       ----------
                                                                        6,004,426
                                                                       ----------
                                                                       $6,089,302
                                                                       ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                      $    3,517
 Current portion of long-term debt                                        101,766
 Other current liabilities                                                 56,030
                                                                       ----------
   TOTAL CURRENT LIABILITIES                                              161,313
                                                                       ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                 3,953,781
                                                                       ----------

DEFERRED TAXES                                                             35,522
                                                                       ----------

DEFERRED INCOME                                                           429,340
                                                                       ----------

STOCKHOLDERS' EQUITY
 Common stock, at par value                                               623,761
 Paid-in capital                                                          333,766
 Retained earnings                                                        651,819
                                                                       ----------
                                                                        1,609,346
 Less subscribed shares                                                   100,000
                                                                       ----------
                                                                        1,509,346
                                                                       ----------

                                                                       $6,089,302
                                                                       ==========

See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)


                                      1997        1996
                                   ----------  ----------
Revenues, rent earned              $ 174,170   $ 195,421
                                   ---------   ---------

Operating expenses:
  Payroll and related costs           10,633       8,511
  Depreciation                        33,526      34,313
  Taxes                               23,635      14,554
  Professional services                3,042       3,450
  Insurance                            2,217       3,271
  Commissions                              -      13,000
  Other                               11,610       9,287
                                   ---------   ---------
                                      84,663      86,386
                                   ---------   ---------

     Operating income                 89,507     109,035
                                   ---------   ---------

Financial income (expense):
  Interest income                        645         296
  Interest (expense)                ( 80,185)   ( 82,202)
                                   ---------   ---------
                                    ( 79,540)   ( 81,906)
                                   ---------   ---------

     Income before income taxes        9,967      27,129

Applicable income taxes                3,549       4,856
                                   ---------   ---------

     Net income                    $   6,418   $  22,273
                                   =========   =========

     Income per common share       $       -   $       -
                                   =========   =========


See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                       1997       1996
                                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from leases                                          $197,955   $217,328
  Interest received                                                       645        296
  Cash paid to suppliers and employees                                (35,462)   (95,203)
  Interest paid                                                       (80,185)   (82,202)
                                                                     --------   --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                         82,953     40,219
                                                                     --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                (26,214)   (24,698)
                                                                     --------   --------
     NET CASH (USED IN) FINANCING ACTIVITIES                          (26,214)   (24,698)
                                                                     --------   --------

NET INCREASE IN CASH                                                   56,739     15,521

CASH AT BEGINNING OF PERIOD                                            26,798     24,097
                                                                     --------   --------

CASH AT END OF PERIOD                                                $ 83,537   $ 39,618
                                                                     ========   ========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES:
  Net income                                                         $  6,418   $ 22,273
  Deferred income taxes                                                 3,549      4,856
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation                                                       33,526     34,313
    Changes in assets and liabilities
     (Decrease) in other assets                                        (3,694)    (1,339)
     Increase in accounts payable, accrued expenses and deferrals      43,154    (19,884)
                                                                     --------   --------

     NET CASH (USED IN) OPERATING ACTIVITIES                         $ 82,953   $ 40,219
                                                                     ========   ========


See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended September 30, 1997 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

NOTE 2 - INVESTMENT IN LEASES AND PROPERTY UNDER OPERATING LEASES

Property leased or held for lease to others under operating leases consists of the following at December 31, 1997

       Land                             $  512,760
       Warehouse and buildings           5,467,726
                                        ----------
                                         5,980,486
       Less accumulated depreciation       885,245
                                        ----------

                                        $5,095,291
                                        ==========

Refer to the Company's Form 10-KSB for the year ended September 30, 1997 for further information on operating lease agreements and terms.

NOTE 3 - LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1997:

   7.875% note payable to an insurance
   company due in monthly payments of
   $35,633, including interest, through
   June 2015, collateralized by real estate
   and assignment of lease payments from
   the property.                                             $4,055,547
                                                             ----------

  Less current maturities                                       101,766
                                                             ----------

                                                             $3,953,781
                                                             ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's results of operations for the three month period ended December 31, 1997, and a comparative analysis of the same period for the 1997 year are presented below:

                                           Increase (Decrease)
                                            1997 Compared to
                                                 1996
                                           ------------------
                         1997      1996     Amount    Percent
                       --------  --------  --------   -------
Leasing revenue        $174,170  $195,421  $(21,251)   (10.8)%

Operating expenses       84,663    86,386    (1,723)    (1.9)

Interest expense         80,185    81,906    (1,721)    (2.1)

Revenue from leasing has decreased from 1996 primarily as a result of the following:

a. During the quarter ended June 30, 1997, the Company sold leased property located in Augusta, Georgia, operated by the tenant as a restaurant. Leasing revenue from the property was approximately $11,000 per quarter. See Form 10-QSB for the quarter ended June 30, 1997 for details of the sale.

b. A payment of additional common area maintenance fees received during the comparable 1996 quarter from several tenants at the retail strip center located on Washington Road in Augusta, Georgia. These additional payments were non-recurring and the Company did not expect to receive additional payments in the quarter ended December 31, 1997.

On an annualized basis, current revenue from leasing has decreased from leasing revenue for the Company's fiscal year ended September 30, 1997.

Refer to the Company's Form 10-KSB for the year ended September 30, 1997 for further information regarding the properties owned and lease terms.

Operating expenses for the current quarter are comparable to 1996 and, on an annualized basis, are comparable to the Company's operating expenses for the fiscal year ended September 30, 1997. Management of the Company expects quarterly operating expenses for the remainder of the fiscal year to be comparable to the current quarter.

Interest expense for the current quarter is comparable to 1996 and, on an annualized basis, is comparable to the Company's interest expense for the fiscal year ended September 30, 1997.

The Company's ratio of current assets to current liabilities at December 31, 1997 was .50. The ratio was .32 at December 31, 1996.

During the current quarter the Company satisfied liquidity needs through operating revenues. Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company.

The Company does not expect any significant change in the number of employees.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  27  Financial Data Schedule

  (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND & DEVELOPMENT CORPORATION
                    ---------------------------------------
                                 (Registrant)



February 10, 1998                      By:  /s/  T. Greenlee Flanagin
                                         ----------------------------
                                         T. GREENLEE FLANAGIN
                                         President
                                         Chief Executive Officer

                                 INDEX TO EXHIBITS
                                 -----------------


Exhibit Number               Description                 Sequential Page Number


     27                  Financial Data Schedule                  10 - 11