Form 10QSB
period 1998-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 1998-05-07
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB
[X]                Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

[_] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to _________________

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

      __________________________________________________________________
      (Former Name, Address & fiscal year, if changed from last report.)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES  X    NO _______
                                 ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                   Outstanding at March 31, 1998
----------------------------                      -----------------------------
Common Stock, $.10 Par Value                             5,237,607 shares

Transitional Small Business Disclosure Format:  Yes ___________  No      X
                                                                    ----------

                         PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:

                                                                      Page
                                                                      ----
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998                2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS
 ENDED MARCH 31, 1998 AND 1997, AND THE THREE MONTHS ENDED
 MARCH 31, 1998 AND 1997                                                 3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
 ENDED MARCH 31, 1998 AND 1997                                           4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                     5

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                 MARCH 31, 1998


                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $   105,303
  Other current assets                                                        1,339
                                                                        -----------
     TOTAL CURRENT ASSETS                                                   106,642
                                                                        -----------

INVESTMENTS AND OTHER ASSETS
  Land and improvements, at cost                                            909,135
  Property leased to others under operating leases, less accumulated
   depreciation $918,771                                                  5,061,766
                                                                        -----------
                                                                          5,970,901
                                                                        -----------

                                                                        $ 6,077,543
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                       $     3,517
 Current portion of long-term debt                                          101,766
 Other current liabilities                                                   71,229
                                                                        -----------
  TOTAL CURRENT LIABILITIES                                                 176,512
                                                                        -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                   3,926,538
                                                                        -----------

DEFERRED TAXES                                                               39,502
                                                                        -----------

DEFERRED INCOME                                                             423,177
                                                                        -----------

STOCKHOLDERS' EQUITY
 Common stock, at par value                                                 623,761
 Paid-in capital                                                            333,766
 Retained earnings                                                          654,287
                                                                        -----------
                                                                          1,611,814
 Less subscribed shares                                                     100,000
                                                                        -----------
                                                                          1,511,814
                                                                        -----------

                                                                        $ 6,077,543
                                                                        ===========

See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                            Three              Six             Three        Six
                                            Months           Months            Months      Months
                                            Ended             Ended            Ended       Ended
                                          March 31,         March 31,        March 31,   March 31,
                                             1998             1998              1997        1997
                                          ----------       ----------        ----------  ----------
Revenues, rent earned                      $ 167,310        $ 341,480        $ 171,836   $  367,257
                                           ---------        ---------        ---------   ----------

Operating expenses:
  Payroll and related costs                   10,876           21,509           13,094       21,605
  Depreciation                                33,526           67,052           34,313       68,626
  Taxes                                       14,780           38,415           14,534       29,068
  Professional services                        4,120            7,162           10,837       14,287
  Insurance                                    2,242            4,459            3,942        7,213
  Commissions                                      -                -            2,600       15,600
  Other                                       16,089           27,699           17,096       26,383
                                           ---------        ---------        ---------   ----------
                                              81,633          166,296           96,416      182,782
                                           ---------        ---------        ---------   ----------

     Operating income                         85,677          175,184           75,420      184,475
                                           ---------        ---------        ---------   ----------

Financial income (expense):
  Interest income                              1,177            1,822              452          748
  Interest expense                           (79,656)        (159,841)         (81,712)    (163,914)
                                           ---------        ---------        ---------   ----------
                                             (78,479)        (158,019)         (81,260)    (163,166)
                                           ---------        ---------        ---------   ----------

     Income (loss) before income taxes         7,198           17,165           (5,840)      21,309

Applicable income taxes                        4,730            8,279            3,499        8,355
                                           ---------        ---------        ---------   ----------

     Net income                            $   2,468        $   8,886        $  (9,339)  $   12,954
                                           =========        =========        =========   ==========

     Income (loss) per common share        $       -        $       -        $       -   $        -
                                           =========        =========        =========   ==========


See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


                                                                           1998        1997
                                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from leases                                             $ 359,103   $ 384,337
  Interest received                                                           483         748
  Cash paid to suppliers and employees                                   ( 67,498)   (142,498)
  Interest paid                                                          (159,841)   (163,914)
  Income taxes paid                                                             -           -
                                                                        ---------   ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                          131,962      78,673
                                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of assets                                                            -     (42,121)
                                                                        ---------   ---------
       NET CASH USED IN INVESTING ACTIVITIES                                    -     (42,121)
                                                                        ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                    (53,457)    (49,884)
                                                                        ---------   ---------
       NET CASH USED IN FINANCING ACTIVITIES                              (53,457)    (49,884)
                                                                        ---------   ---------

NET INCREASE (DECREASE) IN CASH                                            78,505     (13,332)

CASH AT BEGINNING OF PERIOD                                                26,798      24,097
                                                                        ---------   ---------

CASH AT END OF PERIOD                                                   $ 105,303   $  10,765
                                                                        =========   =========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES:
  Net income                                                            $   8,886   $  12,954
  Deferred income taxes                                                     7,529       8,355
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                          67,052      68,626
     Changes in assets and liabilities
       Increase (decrease) in other assets                                 28,610      16,692
       (Decrease) in accounts payable, accrued expenses and
         deferrals                                                         19,885     (27,954)
                                                                        ---------   ---------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                        $ 131,962   $  78,673
                                                                        =========   =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Debt incurred to purchase land investment                             $ 250,000   $ 300,000
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

NOTE 2 - INVESTMENT IN LEASES AND PROPERTY UNDER OPERATING LEASES

Property leased or held for lease to others under operating leases consists of the following at March 31, 1998:

            Land                                            $  512,760
            Warehouse and buildings                          5,467,777
                                                            ----------
                                                             5,980,537
            Less accumulated depreciation                      918,771
                                                            ----------

                                                            $5,061,766
                                                            ==========

Refer to the Company's Form 10-KSB for the year ended September 30, 1997 for further information on operating lease agreements and terms.

NOTE 3 - LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 1998:

   7.875% note payable to an insurance company due in
   monthly payments of $35,633, including interest, through
   June 2015, collateralized by real estate and assignment
   of lease payments from the property.                      $4,028,304
                                                             ==========

   Less current maturities                                      101,766
                                                             ----------

                                                             $3,926,538
                                                             ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's results of operations for the six month period ended March 31, 1998, and a comparative analysis of the same period for the 1997 year are presented below:


                                                                      Increase (Decrease)
                                                                       1998 Compared to
                                                                             1997
                                                                      -------------------
                                                    1998      1997    Amount      Percent
                                                  --------  --------  ------      -------
Leasing revenue                                   $341,480  $367,257  $(25,777)   (7.02)%

Operating expenses                                 166,296   182,782   (16,486)   (9.02)

Interest expense                                   159,841   163,914   ( 4,073)   (2.48)

Revenue from leasing has decreased from 1997 primarily as a result of the following:

a. During the quarter ended June 30, 1997, the Company sold leased property located in Augusta, Georgia, operated by the tenant as a restaurant. Leasing revenue from the property was approximately $11,000 per quarter. See Form 10-QSB for the quarter ended June 30, 1997 for details of the sale.

b. A payment of additional common area maintenance fees received during the comparable 1997 quarter from several tenants at the retail strip center located on Washington Road in Augusta, Georgia. These additional payments were non-recurring and the Company did not expect to receive additional payments of this nature in 1998.

On an annualized basis, current revenue from leasing has decreased from leasing revenue for the Company's fiscal year ended September 30, 1997.

Refer to the Company's Form 10-KSB for the year ended September 30, 1997 for further information regarding the properties owned and lease terms.

Operating expenses have declined from the comparable 1997 six month period primarily as a result of commissions incurred in 1997 from obtaining new tenants for the strip center. Other operating expenses for the current quarter are comparable to the previous quarter and prior year and, on an annualized basis, are comparable to the Company's operating expenses for the fiscal year ended September 30, 1997. Management of the Company expects quarterly operating expenses for the remainder of the fiscal year to be comparable to the current quarter.

Interest expense for the current quarter is comparable to 1997 and, on an annualized basis, is comparable to the Company's interest expense for the fiscal year ended September 30, 1997.

The Company's ratio of current assets to current liabilities at March 31, 1998 was .60. The ratio was .03 at March 31, 1998.

During the current quarter the Company satisfied liquidity needs through operating revenues. Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company.

The Company does not expect any significant change in the number of employees.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  27   Financial Data Schedule

  (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND & DEVELOPMENT CORPORATION
                    ---------------------------------------
                                  (Registrant)



April 15, 1998                      By:  /s/  T. Greenlee Flanagin
                                      ----------------------------
                                      T. GREENLEE FLANAGIN
                                        President
                                        Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------


Exhibit Number                 Description               Sequential Page Number


  27                      Financial Data Schedule                10 - 11