Form 10QSB
period 1998-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 1998-08-14
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB


[X]                Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act
                                    of 1934

  For the transition period from                to
                                 --------------   ------------

                        Commission File Number 0-7865.
                                              --------
                   SECURITY LAND AND DEVELOPMENT CORPORATION
--------------------------------------------------------------------------------

           GEORGIA                                        58-1088232
----------------------------------       ---------------------------------------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

2816 Washington Road, #103, Augusta, Georgia     30909
----------------------------------------------  --------
(Address of Principal Executive Offices)        Zip Code

Issuers Telephone Number (706) 736-6334
                         --------------


--------------------------------------------------------------------------------
      (Former Name, Address & fiscal year, if changed from last report.)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES  X    NO
                                    ------    ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                     Outstanding at June 30, 1998
----------------------------                        ----------------------------
Common Stock, $.10 Par Value                               5,237,607 shares

Transitional Small Business Disclosure Format:  Yes          No   X
                                                    -------     -----

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:

                                                                       Page
                                                                       ----

CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998                  2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS
 ENDED JUNE 30, 1998 AND 1997, AND THE THREE MONTHS ENDED
 JUNE 30, 1998 AND 1997                                                   3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
 ENDED JUNE 30, 1998 AND 1997                                             4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                      5

           SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARY

                     Condensed Consolidated Balance Sheet
                                  (UNAUDITED)

                                 June 30, 1998


                                   ASSETS

CURRENT ASSETS
 Cash                                                                  $  139,269
                                                                       ----------
   TOTAL CURRENT ASSETS                                                   139,269
                                                                       ----------

INVESTMENTS AND OTHER ASSETS
 Land and improvements, at cost                                           909,135
 Property leased to others under operating leases, less accumulated
  depreciation $952,297                                                 5,028,239
                                                                       ----------
                                                                        5,937,374
                                                                       ----------

                                                                       $6,076,643
                                                                       ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                      $   10,395
 Current portion of long-term debt                                        101,766
 Other current liabilities                                                 86,809
                                                                       ----------
   TOTAL CURRENT LIABILITIES                                              198,970
                                                                       ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                 3,898,754
                                                                       ----------

DEFERRED TAXES                                                             43,116
                                                                       ----------

DEFERRED INCOME                                                           417,013
                                                                       ----------

STOCKHOLDERS' EQUITY
 Common stock, at par value                                               623,761
 Paid-in capital                                                          333,766
 Retained earnings                                                        661,263
                                                                       ----------
                                                                        1,618,790
 Less subscribed shares                                                   100,000
                                                                       ----------
                                                                        1,518,790

                                                                       $6,076,643
                                                                       ==========

See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                  Condensed Consolidated Statements of Income
                                  (UNAUDITED)


                                     Three        Nine       Three       Nine
                                     Months      Months     Months      Months
                                     Ended       Ended       Ended      Ended
                                    June 30,    June 30,   June 30,    June 30,
                                      1998        1998       1997        1997
                                   ----------  ----------  ---------  ----------

Revenues:
  Rent earned                      $ 166,114   $ 507,594   $170,768   $ 538,025
  Gain on sale of property                 -           -    232,142     232,142
                                   ---------   ---------   --------   ---------
                                     166,114     507,594    402,910     770,167
                                   ---------   ---------   --------   ---------
Operating expenses:
  Payroll and related costs            9,795      31,303      8,767      30,372
  Depreciation                        33,526     100,578     33,526     102,152
  Taxes                               14,554      52,969     14,569      43,637
  Professional services                5,490      12,652     14,569      19,287
  Insurance                            3,975       8,434      4,358      11,571
  Commissions                              -           -        222      15,822
  Other                                9,110      36,012     10,897      37,402
                                   ---------   ---------   --------   ---------
                                      76,450     241,948     77,339     260,243
                                   ---------   ---------   --------   ---------

     Operating income                 89,664     265,646    325,571     509,924
                                   ---------   ---------   --------   ---------

Nonoperating income (expense):
  Interest income                          -       1,025        659       1,407
  Interest expense                   (79,131)    (85,705)  (249,619)
                                   ---------   ---------   --------   ---------
                                     (79,131)    (85,046)  (248,212)
                                   ---------   ---------   --------   ---------

     Income before income taxes       10,533      27,699    240,525     261,712

Income taxes                           3,614      11,893     23,570      31,803
                                   ---------   ---------   --------   ---------

     Net income                    $   6,919   $  15,806   $216,955   $ 229,909
                                   =========   =========   ========   =========

     Income per common share       $       -   $       -       $.04        $.04
                                   =========   =========   ========   =========




See notes to the condensed consolidated financial statements.


                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows
               FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                          1998          1997
                                                                        ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from leases                                             $ 519,054   $ 549,083
  Interest received                                                         1,024       1,407
  Cash paid to suppliers and employees                                   ( 87,356)   (166,356)
  Interest paid                                                          (238,972)   (249,619)
                                                                        ---------   ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                              193,712     134,515
                                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment property                                               -    (342,122)
  Cash received from sale of investment property                                -     608,184
  Funds advanced to acquire investment property                                 -    (250,000)
                                                                        ---------   ---------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                    -      16,062
                                                                        ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                  (  81,241)  (  75,570)
                                                                        ---------   ---------
   NET CASH USED IN FINANCING ACTIVITIES                                (  81,241)  (  75,570)
                                                                        ---------   ---------

NET INCREASE IN CASH                                                      112,471      75,007

CASH AT BEGINNING OF PERIOD                                                26,798      24,097
                                                                        ---------   ---------

CASH AT END OF PERIOD                                                   $ 139,269   $  99,104
                                                                        =========   =========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES:
  Net income                                                            $  15,806   $ 229,909
  Depreciation                                                            100,578     102,152
  Gain on sale of property                                                      -    (232,142)
  Deferred taxes                                                           11,893      31,803
  Deferred revenue                                                      (  18,490)  (  18,489)
  Net change in assets and liabilities                                     83,925      21,282
                                                                        ---------   ---------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                            $ 193,712   $ 134,515
                                                                        =========   =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Debt incurred to purchase land investment                             $ 250,000   $ 300,000
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

NOTE 2 - INVESTMENT IN LEASES AND PROPERTY UNDER OPERATING LEASES

Property leased or held for lease to others under operating leases consists of the following at June 30, 1998:

                Land                             $  512,760
                Warehouse and buildings           5,467,776
                                                 ----------
                                                  5,980,536
                Less accumulated depreciation       952,297
                                                 ----------
                                                 $5,028,239
                                                 ==========

Refer to the Company's Form 10-KSB for the year ended September 30, 1997 for further information on operating lease agreements and terms.

NOTE 3 - LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 1998:

  7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease
    payments from the property.                              $4,000,520

  Less current maturities                                       101,766
                                                             ----------

                                                             $3,898,754
                                                             ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's results of operations for the nine month period ended June 30, 1998, and a comparative analysis of the same period for the 1997 year are presented below:

                                            Increase (Decrease)
                                             1998 Compared to
                                                   1997
                                           ---------------------
                           1998      1997   Amount     Percent
                       --------  --------  --------    ---------

Leasing revenue        $507,594  $538,025  $(30,431)    (5.66)%

Operating expenses      241,948   260,243   (18,295)    (7.03)

Interest expense        237,947   249,619   (11,672)    (4.68)

Revenue from leasing during the nine months ended June 30, 1998 decreased from the nine months ended June 30, 1997 primarily as a result of the sale of leased property during the quarter ended June 30, 1997. The Company sold leased property located in Augusta, Georgia, operated by the tenant as a restaurant. See Form 10-QSB for the quarter ended June 30, 1997 for details of the sale. Leasing revenue from the property was approximately $11,000 per quarter. Leasing revenue from other sources has remained constant from the nine months ended June 30, 1997 to the nine months ended June 30, 1998.

On an annualized basis, current revenue from leasing has declined from leasing revenue for the Company's fiscal year ended September 30, 1997, primarily as a result of the sale of the property described above.

Refer to the Company's Form 10-KSB for the year ended September 30, 1997 for further information regarding the properties owned and lease terms.

Operating expenses have declined from the comparable 1997 nine month period primarily as a result of commissions incurred in 1997 from obtaining new tenants for the Company's leased strip center. Other operating expenses for the current quarter are comparable to the previous quarter and prior year and, on an annualized basis, are comparable to the Company's operating expenses for the fiscal year ended September 30, 1997. Management of the Company expects quarterly operating expenses for the remainder of the fiscal year to be comparable to the current quarter.

Interest expense for the current quarter is comparable to 1997 and, on an annualized basis, is comparable to the Company's interest expense for the fiscal year ended September 30, 1997.

The Company's ratio of current assets to current liabilities at June 30, 1998 was .70. The ratio was 1.57 at June 30, 1997. However, the June 30, 1997 ratio includes approximately $250,000 of funds held by the Company from the sale of real estate. These funds were invested in other real estate after June 30, 1997. Excluding the $250,000, the current ratio was .44% at June 30, 1997.

During the current quarter the Company satisfied liquidity needs through operating revenues. Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company.

The Company does not expect any significant change in the number of employees.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  27  Financial Data Schedule

  (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND & DEVELOPMENT CORPORATION
                    ---------------------------------------
                                 (Registrant)



August 14, 1998                      By:  /s/  T. Greenlee Flanagin
                                       ----------------------------
                                        T. GREENLEE FLANAGIN
                                         President
                                         Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------


Exhibit Number               Description                  Sequential Page Number


     27                    Financial Data Schedule                  10