Form 10KSB40
period 1998-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 1998-12-23
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-KSB
        [X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended September 30, 1998

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from _________________to____________________

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's total revenues for the fiscal year ended September 30, 1998 were $719,968.

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

The Company's primary development and income producing activities are:

1. Retail strip center on approximately 15 acres on Washington Road in Augusta. Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. and is operated as a retail food supermarket. The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants. At September 30, 1998, approximately 11,700 square feet of this space was leased. The Company owns approximately 35 acres of undeveloped land adjacent to the strip center and is marketing this property for sale as commercial and residential real estate.

2. Building on approximately 1.6 acres of land in Augusta. Approximately 1.4 acres of this property (which includes the building) was sold to the current tenant during the Company's fiscal year ending September 30, 1997. The remaining approximately .2 acres is adjacent to the retail strip center and was retained by the Company. See Item 6, "Management's Discussion and Analysis or Plan of Operation - Results of Operations" for information regarding the sale of this property.

3. Sixteen-acre industrial property site located in Athens, Georgia. The site contains a warehouse facility that is in poor condition, with none of the facility in a leaseable condition. Management of the Company believes the value of this investment to be the industrial site property.

4. Commercial property on Washington Road in Augusta, currently leased as a single family home.

The Company owns certain other properties that are fully described in Item 2, "Description of Property."

Construction of the retail strip center in Augusta was completed in May 1995 and the lease with Publix became effective May 15, 1995. The center represents approximately 95% of the Company's net leased assets. Leasing revenue from the lease with Publix Supermarkets, Inc. represented 77% and 72% of the Company's total leasing revenue for the years ended September 30, 1998 and 1997, respectively. Management of the Company expects this lease to continue to provide a substantial portion of the Company's revenue from leasing. See Item 2, "Description of Property" for additional information related to this property and the lease agreement.

The land and building in Augusta that was sold during 1997 provided 4% of the Company's total leasing revenue for the year ended September 30, 1997.

The warehouse facility on the industrial property site in Athens provided 2% and 1% of the Company's total leasing revenue for the years ended September 30, 1998 and 1997, respectively. Occupancy of the warehouse has been less than 10% annually for the past three years. While there are no known competing bulk warehouses in Athens, the demand for bulk storage space has been insufficient to obtain substantial occupancy. Management of the Company does not expect leasing revenue from this facility to contribute substantially to the Company's continuing leasing revenue. See "Description of Property" for additional information related to this property and lease agreements.

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

The Company presently has three part-time employees, all of whom are officers and/or stockholders of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

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

3.   Industrial property site on approximately 16 acres in Athens, Georgia.

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

7.   A one-acre lot adjacent to the Royal Palms Motel in Augusta, Georgia.

8.   One lot on Stanley Drive in Augusta, Georgia.

9. Approximately 1.0 acres of undeveloped land on Old Evans Road, near Washington Road in Augusta, Georgia.

10.  One undeveloped lot in Dublin, Georgia.

11. Approximately 1.0 acres of undeveloped land held for investment purposes on Washington Road in Augusta, Georgia.

Description of real estate and operating data -

The net book value of the strip center amounts to approximately 78% of the Company's total assets at September 30, 1998. No other property owned by the Company at September 30, 1998, had a book value amounting to ten percent or more of the total assets of the Company.

Construction of the retail strip center on Washington Road was completed May 1995. The center has 69,000 square feet of available lease space. The center was constructed with the intention of being operated as a strip center and is suitable and adequate for such purpose. The Company has leased 56,000 square feet to Publix Supermarkets, Inc., which, as the center's anchor store, operates a retail food supermarket. The Company, as lessor, has a twenty year lease agreement with Publix. The lease became effective May 15, 1995. The lease provides for annual rentals of $463,205, and for the Company to receive 1.25% of this store's annual gross sales in excess of approximately $37 million. For the Company's years ended September 30, 1998 and 1997, the supermarket had not achieved this sales level. The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix. For 1998 this reimbursement was approximately $31,000. At the lessee's option the lease may be extended in five year increments for an additional twenty years on substantially the same lease terms. As part of the lease agreement, Publix contributed approximately $500,000 to the construction of the facility. The Company capitalized this contribution and is recognizing it as revenue over the twenty year life of the lease. The center, excluding land, cost approximately $4,800,000. The Company has financed the center with a $4,300,000 loan fixed at 7.875% interest amortized monthly for twenty years. Annual principal and interest payments are $427,596. The balance of the loan was $3,971,685 at September 30, 1998. The loan matures May 2015 and will be fully amortized at that time. The loan is secured by the center and the assignment of lease payments from the property. The property is located on Washington Road in Augusta, Georgia. This road is the location of numerous business establishments, including competing strip centers. The road also has a high volume of traffic providing potential customers for the Company's tenants. The Company's operation of the center is dependent upon management's ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet leased to other tenants. The Company competes with other strip centers in the area to maintain stable occupancy. Management of the Company believes that the location and visibility of the center provides for favorable conditions for maintaining occupancy. At September 30, 1998, the Company had leased 90% of the 13,000 square feet not leased to Publix. These individual leases have terms of from three to five years with monthly lease payments ranging from $1,200 to $2,800. Following is certain information regarding the strip center at September 30, 1998:

          Occupancy rate - 98%  (Publix is the only tenant to occupy 10% or more of the leasable square feet.)

          Effective rental rates -          Square Feet    Rental Per
                                               Leased      Square Foot
                                            -----------    -----------
               Publix Supermarkets, Inc.       56,146        $ 8.25
               Other tenants                   11,700         12.32

The principal business of the other tenants currently includes a hair salon, take-out restaurant, pet service store, dry cleaner and similar small business operations.

Schedule of lease expirations for each of the next ten years, beginning with the Company's year end September 30, 1999, is presented below (does not include potential extensions).

                                          Total area in                        Percentage of
                     Number of tenants     square feet      Annual rental      gross annual
    Year ending      whose leases will     covered by      represented by    rental represented
   September 30,           expire        expiring leases   expiring leases   by expiring leases
-------------------  -----------------  ----------------  ----------------  -------------------
       1999                  2                 5,200           $58,824               9%
       2000                  2                 2,600            33,804               6
       2001                  2                 2,600            26,999               5
       2002                  1                 1,300            15,450               3
       2003                  -                     -                 -               -
   2004 - 2008               -                     -                 -               -

The percentage of gross annual rental represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve month fiscal period.

The Company currently does not have plans for significant renovations or improvements to the center.

The Federal tax basis of the center, excluding land and before accumulated depreciation, is $4,832,561. Accumulated depreciation is $707,585. The building and structure is being depreciated by the straight-line method over 39 years. The site work of the center is being depreciated by the 150% declining balance method over 15 years. Total property taxes on the center for 1998 were $37,674.

The approximately 35 acres of undeveloped land adjacent to the strip center has a Federal tax basis of $222,272. There is no debt on the property. The land is accessed from Washington Road and Stanley Drive. The Company currently has no plans for development or improvement of this property and is currently marketing this property for sale as professional and residential real estate. The property is located in an area of continued development with a decreasing supply of vacant land. The close proximity of the land to the strip center owned by the Company may also enhance the competitive marketability of the property. Total property taxes on the property were $4,073 for 1998.

The industrial property site located in Athens, Georgia is known as Chase Park and is located on approximately 16 acres of land on Barber, Oneta and Chase Streets. The site contains two bulk warehouse storage facilities with a combined total space of 248,000 square feet. The warehouse is in poor condition and is in need of substantial repairs. None of the 248,000 square feet is in a leaseable condition. This facility is currently for sale by the Company. The declining condition of the warehouse and the weak demand for warehouse space may be a detriment to the Company's ability to successfully market this property. However, management of the Company believes the value of this investment to be industrial property and not the warehouse facility. There is no debt on the property. The Federal tax basis of the property net of accumulated depreciation of $564,754 is $227,123 at September 30, 1998. The property is being depreciated by the straight-line method over an average life of eighteen years. Annual real estate taxes are $3,431. Due to the non-occupancy of the warehouse, presentation of average annual effective rental rates would not provide meaningful information.

The approximately 1.0 acres of undeveloped land on Old Evans Road in Augusta, Georgia has a Federal tax basis of $342,122. There is no debt on the property. The Company currently has no plans for development or improvement of this property. The property is held by the Company for investment and appreciation. The property is located in an area of Augusta that has experienced both commercial and residential growth for a number of years. This land is also located near Washington Road (though not near the strip center). The continued development in this area and the decreasing supply of vacant land may enhance the appreciation and future marketability of the property. Total property taxes on the property were $6,118 for 1998.

The approximately 4.0 acres of undeveloped land on Washington Road in Augusta, Georgia has a federal tax basis of $250,000. There is no debt on the property. The property is held by the Company for investment and appreciation. Total property taxes on the property were $3,443 for 1998.

The combined Federal tax basis of the remaining investment properties of the Company is approximately $140,000. There is no debt on any of these properties. The properties are undeveloped real estate held by the Company for investment and appreciation. The Company currently has no plans for development or improvement of these properties.

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

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on March 15, 1998, for the purpose of voting to accept the resignation of a retiring director and changing the number of directors serving the Company to seven.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's securities. The approximate number of holders of the Company's common stock is 750.

No dividends have been declared or paid during the two years ending September 30, 1998. The Company has no restrictions that currently, or that may reasonably be expected to limit materially the amount of dividends paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's primary business activities are the acquisition, development and leasing of developed and undeveloped real estate. The objectives of the Company are capital appreciation from real estate investments and income from leasing.

                             RESULTS OF OPERATIONS

                                               INCREASE (DECREASE)
                                                 1998 COMPARED TO
                                                       1997
                                             ------------------------
                         1998       1997       AMOUNT      PERCENT
                       --------  ----------  ----------  ------------
Leasing revenue        $719,968  $ 741,304   $( 21,336)     (  3)%
Operating expenses      319,993    336,325    ( 16,332)     (  5)
Interest expense        317,537    343,306    ( 25,769)     (  8)
Land sale                    -     231,694    (231,694)     (100)
Net income               75,345    266,467    (191,122)     ( 72)

                                                INCREASE (DECREASE)
                                                 1997 COMPARED TO
                                                       1996
                                              ----------------------
                         1997       1996       AMOUNT      PERCENT
                       --------  ---------    ---------  -----------
Leasing revenue        $741,304  $ 617,164    $ 124,140        20%
Operating expenses      336,325    301,664       34,661        11
Interest expense        343,306    334,096        9,210         3
Timber sale                  -       8,010     (  8,010)     (100)
Land sale               231,694         -       231,694       100
Net income (loss)       266,467   ( 19,368)          -         -

Revenue from leasing activities is provided by the following properties:


                                                     1998      1997      1996
                                                   --------  --------  --------
  Retail strip center                              $682,961  $688,354  $544,537
  Bulk storage warehouse                              3,400     9,400    14,220
  Commercial building, operated as a restaurant          -     26,043    43,800
  Other                                              33,607    17,507    14,607

YEARS ENDED SEPTEMBER 30, 1998 AND 1997

The retail strip center was completed in May 1995, with 1996 being the first full twelve month period of operations. The center consists of approximately 69,000 square feet. Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the center's anchor store. See Item 2, "Description of Property" for information regarding the lease agreement with Publix. The remaining approximately 13,000 square feet is available for lease to additional tenants. This additional space was 90% leased as of the periods ending September 30, 1998 and 1997. Also see Item 2, "Description of Property" for effective rental rates and lease expirations related to this property.

Leasing revenue from the retail strip center decreased $8,189 (2%) from 1997, primarily as a result of the following:

  a. decrease in the effective rental rate from 1997 on the 13,000 additional square feet.

  b. approximately $40,000 of common area maintenance fees received from center tenants in 1998. Fees received in 1997 were approximately $60,000.

Management expects the strip center to be a principal activity of the Company and to continue to provide a substantial portion of the Company's operating revenue.

Revenue from the bulk storage warehouse on the industrial property site has declined from 1997 to 1998. Occupancy of the warehouse has been less than 10% annually for the last three years. This property is currently for sale by the
Company.   During the current year a company not related to the Company allowed an option to purchase this property expire. The Company recognized approximately $15,000 of revenue from the expiration of the option.

There was no revenue from the commercial building operated as a restaurant in 1998 as this property was sold by the Company to the current tenants in the 1997 year. The Company realized a gain of $231,694 from the sale. The proceeds of the sale were used to acquire 1.0 acres of undeveloped land near Augusta.
During the year ended September 30, 1998, the Company also used proceeds from the sale to acquire approximately 1.0 acres of undeveloped land adjacent to the retail strip center. The Company intends to hold these properties for investment and future development.

Revenue from the Company's other leasing properties has remained relatively constant from 1997.

Operating expenses decreased $16,332 (5%) from 1997. Except as stated below, management of the Company expects operating expenses for 1999 to be consistent with 1998. Significant line item expense fluctuations from 1997 to 1998 are presented below.

Commission expense decreased $16,805 from 1997 due to commissions paid to professionals for sale of land in 1997. Management expects commission expense for 1999 to increase from 1998 due to the hiring of a consultant to locate additional tenants for the Company's properties and to locate potential purchasers for the Company's properties currently for sale.

Income tax expense decreased $16,809 from 1997 due to the Company's decrease in income before income taxes.

The liquidity of the Company improved in 1998 primarily as a result of increased funds provided by the increased occupancy of the retail strip center. The ratio of current assets to current liabilities was .93 at September 30, 1998, and was
 .37 at September 30, 1997. Management of the Company expects future liquidity needs of the Company to be met from operating revenues of the Company.

The Company believes that the market value of much of the real estate owned by the Company is greater than the original cost and that significant value has been added to the real estate by the continued development and decreasing supply of vacant land in the area. These properties are available as a source of capital to the Company.

YEARS ENDED SEPTEMBER 30, 1997 AND 1996

The retail strip center was completed in May 1995, with 1996 being the first full twelve month period of operations. The center consists of approximately 69,000 square feet. Approximately 56,000 square feet was leased to Publix Supermarkets, Inc. (as the center's anchor store) at September 30, 1997. The remaining approximately 13,000 square feet available for lease to additional tenants.

Leasing revenue from the retail strip center for the year ended September 30, 1997 increased $143,817 (26%) from 1996, primarily as a result of the following:

  a. increased occupancy of the 13,000 additional square feet.

  b. approximately $60,000 of common area maintenance fees received from center tenants. Fees received in 1996 were approximately $10,000.

Revenue from the bulk storage warehouse on the industrial property site has declined from 1996. Occupancy of the warehouse has been less than 10% annually for the last three years.

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

YEAR 2000
Management believes internally there are no material Year 2000 issues associated with the Company's simple EDP system. The Company utilizes off-the-shelf software and cost to replace or upgrade is insignificant. The Company is developing a plan to address its Year 2000 exposure related to material concentration of business in one customer, Publix Supermarkets, a major retail grocery chain. Management does not know if there will be a material cost associated with Year 2000 compliance for this major customer and material concentration of business.

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

ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of Security Land & Development Corporation and Subsidiary are included herein:

                                                                   Page No.
                                                                   --------

  Report of Independent Certified Public Accountants                   11

  Consolidated Balance Sheets as of September 30, 1998 and 1997        12

  Consolidated Statements of Income and Comprehensive
  for the years ended September 30, 1998 and 1997                      13

  Consolidated Statements of Stockholders' Equity for the years
  ended September 30, 1998 and 1997                                    14

  Consolidated Statements of Cash Flows for the years ended
  September 30, 1998 and 1997                                      15 and 16

  Notes to Consolidated Financial Statements                        17 - 22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Security Land and Development
Corporation and Subsidiary
Augusta, Georgia


We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation and Subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiary as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                          /s/ Cherry, Bekaert, & Holland, L.L.P.
                                          --------------------------------------
                                          Cherry, Bekaert, & Holland, L.L.P.


Augusta, Georgia
November 13, 1998

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997

                                    ASSETS

                                                                      1998        1997
                                                                   ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                                        $  157,248  $   26,798
  Lease payments receivable                                            31,141      30,090
                                                                   ----------  ----------
     TOTAL CURRENT ASSETS                                             188,389      56,888
                                                                   ----------  ----------

INVESTMENTS AND OTHER ASSETS
  Land and improvements, at cost                                      909,135     659,135
  Property leased to others under operating leases, less
   accumulated depreciation 1998 $985,822; 1997 $851,719            4,994,574   5,128,677
  Advanced funds                                                            -     250,000
                                                                   ----------  ----------
     TOTAL INVESTMENTS AND OTHER ASSETS                             5,903,709   6,037,812
                                                                   ----------  ----------

                                                                   $6,092,098  $6,094,700
                                                                   ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    3,578  $    3,517
  Accrued expenses                                                     22,687      17,715
  Accrued property taxes                                               61,546      21,303
  Current maturities of long-term debt                                119,063     110,076
                                                                   ----------  ----------
     TOTAL CURRENT LIABILITIES                                        206,874     152,611
                                                                   ----------  ----------

LONG-TERM DEBT, less current maturities                             3,852,622   3,971,685
                                                                   ----------  ----------

DEFERRED TAXES                                                         43,478      31,973
                                                                   ----------  ----------

DEFERRED INCOME                                                       410,851     435,503
                                                                   ----------  ----------

STOCKHOLDERS' EQUITY
  Common stock, par value $.10 per share, authorized 30,000,000
   shares; issued 6,237,607, outstanding 5,237,607                    623,761     623,761
  Additional paid-in capital                                          333,766     333,766
  Retained earnings                                                   720,746     645,401
                                                                   ----------  ----------
                                                                    1,678,273   1,602,928
  Less subscribed shares (1,000,000 shares)                           100,000     100,000
                                                                   ----------  ----------
     TOTAL STOCKHOLDERS' EQUITY                                     1,578,273   1,502,928
                                                                   ----------  ----------

                                                                   $6,092,098  $6,094,700
                                                                   ==========  ==========

See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                        1998         1997
                                     -----------  -----------
REVENUE, rents earned                $  719,968   $  741,304
                                     -----------   ----------

OPERATING EXPENSES
 Payroll and related costs               41,549       39,532
 Depreciation                           134,104      135,682
 Repairs and maintenance                 26,312       24,173
 Property taxes                          61,546       58,960
 Commissions                                 -        16,805
 Professional services                   21,975       23,003
 Insurance                               12,153       14,665
 Other                                   22,354       23,505
                                     ----------   ----------
                                        319,993      336,325
                                     ----------   ----------

  Operating income                      399,975      404,979
                                     ----------   ----------

NONOPERATING INCOME (EXPENSE)
 Interest income                          5,162        2,134
 Interest expense                      (317,537)   ( 343,306)
 Gain on sale of leasing property            -       231,694
                                     ----------   ----------
                                       (312,375)   ( 109,478)
                                     ----------   ----------

  Income before income taxes             87,600      295,501

APPLICABLE INCOME TAXES                  12,255       29,034
                                     ----------   ----------

  Net income                         $   75,345   $  266,467
                                     ==========   ==========

INCOME PER COMMON SHARE              $      .02   $     0.05
                                     ==========   ==========

See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                          Common Stock
                       ---------------------                                         Total
                       Outstanding    Par     Paid-In   Retained    Subscribed   Stockholders'
                         Shares      Value    Capital   Earnings       Shares       Equity
                       -----------  --------  --------  --------    ----------   ------------
BALANCE,
 SEPTEMBER 30, 1996      5,237,607  $623,761  $333,766  $378,934      $100,000     $1,236,461

  Net income                     -         -         -   266,467             -        266,467
                       -----------  --------  --------  --------    ----------     ----------

BALANCE,
 SEPTEMBER 30, 1997      5,237,607   623,761   333,766   645,401       100,000      1,502,928

  Net income                     -         -         -    75,345             -         75,345
                       -----------  --------  --------  --------    ----------     ----------

BALANCE,
 SEPTEMBER 30, 1998      5,237,607  $623,761  $333,766  $720,746      $100,000     $1,578,273
                       ===========  ========  ========  ========    ==========     ==========

See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                     1998        1997
                                                  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from leases                       $ 705,856   $  715,969
  Interest received                                   5,162        2,134
  Cash paid to suppliers and employees             (152,955)   ( 235,893)
  Interest paid                                    (317,537)   ( 343,306)
                                                  ---------   ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES      240,526      138,904
                                                  ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of leasing property                  -      608,184
  Purchase of investment real estate               (250,000)   ( 342,121)
  Advanced funds to purchase real estate            250,000    ( 250,000)
                                                  ---------   ----------
     NET CASH PROVIDED BY INVESTING ACTIVITIES            -       16,063
                                                  ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term loans                          -      300,000
  Repayments of short-term loans                          -    ( 350,500)
  Principal payments on long-term debt             (110,076)   ( 101,766)
                                                  ---------   ----------
     NET CASH USED IN FINANCING ACTIVITIES         (110,076)   ( 152,266)
                                                  ---------   ----------

Net increase in cash and cash equivalents           130,450        2,701

Cash and cash equivalents
  Beginning                                          26,798       24,097
                                                  ---------   ----------

  Ending                                          $ 157,248   $   26,798
                                                  =========   ==========

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                              1998        1997
                                                           ----------  ----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES
  Net income                                               $  75,345   $ 266,467
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                            134,103     135,682
     Amortization of deferred income                         (24,651)    (24,651)
     Gain on sale of leasing property                              -    (231,694)
     Changes in assets and liabilities:
       Increase (decrease) in accrued property tax            40,243     (39,654)
       Net change in other asset and liability accounts       15,486      32,754
                                                           ---------   ---------

          NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 240,526   $ 138,904
                                                           =========   =========

See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997


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

For the years ended September 30, 1998 and 1997, substantially all operating revenues and operating expenses were related to the activity of real estate leasing. All revenue and expenses associated with sales of investment property are presented as nonoperating activities in the financial statements. For 1998 and 1997, approximately 95% of net leased assets consisted of a retail strip center of which approximately 80% is leased to a regional food supermarket.

During the years ended September 30, 1998 and 1997, leasing revenues were received from predominantly one property. The retail strip center provided approximately 90% of gross leasing revenue for each of the years. During 1998 and 1997, approximately 80% of revenue from the strip center was from a lease with a regional food supermarket.

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

                          SEPTEMBER 30, 1998 AND 1997


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

Income taxes - The Company files a consolidated tax return.
------------

Provisions for income taxes are based on amounts reported in the consolidated statements of income and comprehensive income and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method.

Earnings per share - Earnings per share are calculated on the basis of the
------------------
weighted average number of shares outstanding. The Company has no stock option plans.

Fair value of financial instruments - In preparing fair value estimate
-----------------------------------
disclosures, the Company generally utilizes quoted market prices for financial instruments. In cases where quoted market prices are not available for certain financial instruments, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used.

New accounting pronouncements - The Financial Accounting Standards Board has
-----------------------------
issued the following Statements of Financial Accounting Standards (SFAS) that the Company has adopted during the current year or is evaluating for adoption:

   SFAS No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share as previously established by Accounting Principles Board Opinion No. 15. This Statement was adopted by the Company during the current year and did not have a material effect on the Company's financial reporting.

   SFAS No. 129, "Disclosure of Information about Capital Structure." This Statement establishes standards for disclosing information about the Company's capital structure. This Statement was adopted by the Company during the current year and did not have a material effect on the Company's financial reporting.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1998 AND 1997


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components in a set of financial statements. This Statement was adopted by the Company during the current year and did not have a material effect on the Company's financial reporting. For the years ended September 30, 1998 and 1997, the Company had no matters of comprehensive income.

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the manner of reporting information about operating segments, products and services in a set of financial statements. This Statement is effective for years beginning after December 15, 1997. The Company is presently evaluating the effects of this Statement on the Company's financial reporting.

NOTE 2 - INVESTMENT IN LEASES AND PROPERTY UNDER OPERATING LEASES

Property leased or held for lease to others under operating leases consists of the following at September 30, 1998 and 1997:

                                         1998        1997
                                      ----------  ----------
     Land                             $  512,760  $  512,760
     Warehouse and buildings           5,467,636   5,467,636
                                      ----------  ----------
                                       5,980,396   5,980,396
     Less accumulated depreciation       985,822     851,719
                                      ----------  ----------

                                      $4,994,574  $5,128,677
                                      ==========  ==========

The Company's primary leasing activities are a retail strip center and a commercial building operated as a restaurant. The commercial building was sold by the Company during the year ended September 30, 1997.

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

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket's gross sales in excess of approximately $37 million. For 1998 and 1997, the supermarket did not achieve this sales level.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1998 AND 1997


NOTE 2 - INVESTMENT IN LEASES AND PROPERTY UNDER OPERATING LEASES (CONTINUED)

At September 30, 1998, future minimum lease payments under the operating lease agreements for the retail strip center are as follows (not including potential extensions):

       1999                                            $  607,382
       2000                                               520,388
       2001                                               505,654
       2002                                               478,655
       2003                                               463,205
       Thereafter                                       4,940,765
                                                       ----------

                                                       $7,516,049
                                                       ==========

The Company has other lease agreements that are short-term in nature and are not material for inclusion in the above presentation.

NOTE 3 - LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1998 and 1997:

                                                                            1998           1997
                                                                        -----------     ----------
   7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by retail strip center and assignment of lease
   payments from the property.                                          $ 3,971,685     $4,081,761

   Less current maturities                                                  119,063        110,076
                                                                        -----------    -----------

                                                                        $ 3,852,622    $ 3,971,685
                                                                        ===========    ===========

Aggregate maturities of long-term debt are due as follows:

        1999                                                            $   119,063
        2000                                                                128,786
        2001                                                                139,302
        2002                                                                150,677
        2003                                                                162,981
        Later                                                             3,270,876
                                                                         ----------

                                                                        $ 3,971,685
                                                                        ===========

All interest incurred for 1998 and 1997 was expensed by the Company.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1998 AND 1997

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with directors, officers and major stockholders or business entities in which these parties have significant financial interests. These transactions for 1998 and 1997 are summarized as follows:

                                                                    1998      1997
                                                                   -----     ------
  DIRECTOR AND STOCKHOLDER:
       Short-term loans
          Beginning balance                                        $   -     $ 50,500
           Payments                                                    -      (50,500)
                                                                   -----     --------

          Ending balance                                           $   -     $      -
                                                                   =====     ========

       Interest on long-term debt and short-term loans             $   -     $ 12,983
                                                                   =====     ========

A director of the Company is also an investor of an entity that is a tenant at the retail strip center. Total gross leasing revenue from this tenant was approximately $33,800 for the 1998 year end, and $35,000 for 1997. In 1997 the Company paid $7,800 and $39,000 to a real estate brokerage company as rental commissions and property sales commissions, respectively. A director of the Company is associated with the real estate brokerage company and was rental sales agent for these transactions. The rental commissions are presented as operating expenses in the statement of income. The sales commission is presented net of related gain.

NOTE 5 - INCOME TAXES

The total income taxes in the consolidated statements of income are as follows:

                                                   Year Ended September 30,
                                                   -----------------------
                                                      1998          1997
                                                   ---------      --------
  Deferred tax expense                             $  13,534      $ 47,787
  Net change, deferred tax valuation allowance        (1,279)      (18,753)
                                                   ---------      --------

  Deferred tax expense                             $  12,255      $ 29,034
                                                   =========      ========

The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                              September 30, 1998           September 30, 1997
                                            ----------------------        --------------------
                                             Amount        Percent        Amount       Percent
                                            --------       -------        -------      -------
  Tax at statutory rate                     $ 13,140           15%        $ 44,325          15%
  Increase (decrease) in income taxes
   resulting from:
     Valuation allowance                      (1,279)          (2)         (18,753)         (6)
     Other, net                                  394            1            3,462           1
                                            --------        -----         --------     -------

  Provision for income taxes                $ 12,255           14%        $ 29,034          10%
                                            ========        =====         ========     =======

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          SEPTEMBER 30, 1998 AND 1997


NOTE 5 - INCOME TAXES - CONTINUED

Net deferred tax assets consist of the following components as of September 30, 1998 and 1997:

                                             1998       1997
                                            -------    -------
     DEFERRED TAX ASSETS:
      Loss carryforwards                    $  4,403   $  5,682
      Less valuation allowance                 4,403      5,682
                                            --------   --------
                                                   -          -
                                            --------   --------

DEFERRED TAX LIABILITIES, leased property     43,478     31,973
                                            --------   --------

                                            $(43,478)  $(31,973)
                                            ========   ========

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

At September 30, 1998, the Company has approximately $30,000 of net operating loss carryforwards for tax purposes available for use by the Company. The carryforwards expire from 2010 to 2012.

NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Methods and assumptions of determining estimated fair value, and the estimated fair values of the Company's financial instrument assets and liabilities are as follows at September 30, 1998 and 1997:

  Cash and cash equivalents - Due to their demand nature, the estimated fair value approximates the carrying amount.

  Long-term debt - The fair value of the long-term debt is estimated based on management's estimate of interest rates available to the Company for comparable debt having similar remaining maturities and collateral requirements. The estimated fair value at September 30, 1998 was approximately $3.8 million, compared to the carrying amount of approximately $3.9 million. The estimated fair value at September 30, 1997 was approximately $3.9 million, compared to the carrying amount of approximately $4.1 million.

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

     NAME, AGE AND
        POSITION                                       LAST FIVE YEARS BUSINESS EXPERIENCE
W. Stewart Flanagin, Jr.                               Pharmacist and store owner of Hill Drug Company and past manager
50 - Chairman of Board of Directors since 1983;        of Revco Drug Store, Inc.
member of Board since 1983; brother of President.

T. Greenlee Flanagin                                   Licensed real estate agent
49 - President since 1983; member of Board since
1983; brother of Chairman of Board.

M. David Alalof                                        Former President; stockholder and agent with A.H.S., Inc., an
54 - Vice President; member of Board since 1977.       insurance concern

E. R. Murphy                                           Retired
80 - Assistant Secretary/Treasurer; member of Board
since 1980.

John C. Bell, Jr.                                      Attorney at Law
50 - Member of Board since 1983.

Gregory B. Scurlock                                    Senior Vice President, First Union Bank,
Augusta, GA
50 - Secretary/Treasurer; member of Board since
1983.

Robert M. Flanagin                                     Licensed real estate agent
40 - Member of Board since 1987.
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 1998 the Company's executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

The table below shows the compensation of the Chief Executive Officer for the three most recent fiscal years. There were no executive officers whose compensation exceeded $100,000.

     NAME                   COMPENSATION       DATE

  T. Greenlee Flanagin         $26,216         September 30, 1998
  T. Greenlee Flanagin          20,616         September 30, 1997
  T. Greenlee Flanagin          19,874         September 30, 1996

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 1998 and none are proposed to be paid to any officer or director of Security Land & Development Corporation.

The Company does not have a stock option plan.

Each Director of the Company receives compensation of $50 per Director's meeting for services performed as a Director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 1998 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

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

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 1998, by Directors and executive officers:

     NAME OF                                                           COMMON STOCK
    BENEFICIAL                                                         BENEFICIALLY                PERCENT
     OWNER                                ADDRESS                         OWNED                    OF CLASS
W. Stewart Flanagin, Jr.              1117 Glenn Avenue                  463,052                      8.8
                                      Augusta, GA 30904

T. Greenlee Flanagin                  3326 Wheeler Road                  781,205                     14.9
                                      Augusta, GA 30903

M. David Alalof                       P.O. Box 15637                      27,526                      0.5
                                      Augusta, GA 30909

E. R. Murphy                          2224 Anthony Road                   50,000                      0.9
                                      Augusta, GA 30904

John C. Bell, Jr.                     P.O. Box 1547                      303,865                      5.8
                                      Augusta, GA 30903

Gregory B. Scurlock                   821 Heard Avenue                       500                      0.1
                                      Augusta, GA 30904

Robert M. Flanagin                    3052 Skinner Mill Road             499,083                      9.5
                                      Augusta, GA 30909

All Directors and officers as a group consisting of seven
individuals.                                                           2,125,231                     40.5

The Flanagin family and all Directors and Officers as a group beneficially own 2,626,365 shares which is approximately 50.1% of all shares of stock outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of business, the Company may enter into transactions with Directors, officers or security holders. During 1998 and 1997, the Company did not enter into any such transactions that are required to be presented under this Item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits required by Item 601 of Regulation S-B.

       EXHIBIT
        NUMBER          DESCRIPTION

          11       Computation of Earnings Per Share

          21       Subsidiaries of the Registrant

          27       Financial data schedules

b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                               INDEX TO EXHIBITS


                                                                    Page

     11    Computation of Earnings Per Share                         28
     21    Subsidiaries of the Registrant                            29
     27    Financial data schedules                              30 and 31

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            SECURITY LAND & DEVELOPMENT CORPORATION
            ---------------------------------------
                    (Registrant)


            /s/ T. Greenlee Flanagin                      December 20, 1998
            ----------------------------------------------------------------
            T. GREENLEE FLANAGIN                          (Date)
            President
            Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.



            /s/ W. Stewart Flanagin, Jr.                  December 20, 1998
            ----------------------------------------------------------------
            W. STEWART FLANAGIN, JR.                      (Date)
            Chairman of Board
            Chief Financial Officer
            Chief Accounting Officer



            /s/ M. David Alalof                           December 20, 1998
            ----------------------------------------------------------------
            M. DAVID ALALOF                               (Date)
            Secretary-Treasurer



            /s/ E. R. Murphy                              December 20, 1998
            ----------------------------------------------------------------
            E. R. MURPHY                                  (Date)
            Assistant Secretary-Treasurer



            /s/ Gregory B. Scurlock                       December 20, 1998
            ----------------------------------------------------------------
            GREGORY B. SCURLOCK                           (Date)
            Director