Form 10QSB
period 1998-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 1999-02-16
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB
[X]               Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1998

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
                                ------

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date.

            Class                             Outstanding at December 31, 1998
------------------------------                --------------------------------
Common Stock, $.10 Par Value                           5,237,607 shares

Transitional Small Business Disclosure Format:  Yes ___________  No      X
                                                                    ----------

                         PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:


                                                                        Page
                                                                        -----

CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998                2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997                      3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
 ENDED DECEMBER 31, 1998 AND 1997                                           4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    5 - 7

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                               DECEMBER 31, 1998


                                    ASSETS

CURRENT ASSETS
  Cash                                                                  $  111,012
  Other current assets                                                      31,082
                                                                        ----------
     TOTAL CURRENT ASSETS                                                  142,094
                                                                        ----------

INVESTMENTS AND OTHER ASSETS
  Land and improvements, at cost                                           909,135
  Property leased to others under operating leases, less accumulated
   depreciation $1,019,349                                               4,961,046
                                                                        ----------
                                                                         5,870,181
                                                                        ----------

                                                                        $6,012,275
                                                                        ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                     $    3,517
  Accounts payable                                                         119,064
  Current portion of long-term debt                                         39,221
  Other current liabilities                                             ----------
                                                                           161,802
     TOTAL CURRENT LIABILITIES                                          ----------

                                                                         3,824,351
LONG-TERM DEBT, LESS CURRENT MATURITIES                                 ----------

                                                                            46,442
DEFERRED TAXES                                                          ----------

                                                                           404,688
DEFERRED INCOME                                                         ----------


STOCKHOLDERS' EQUITY                                                       623,761
  Common stock, at par value                                               333,766
  Paid-in capital                                                          717,465
  Retained earnings                                                     ----------
                                                                         1,674,992
                                                                           100,000
  Less subscribed shares                                                ----------
                                                                         1,574,992
                                                                        ----------

                                                                        $6,012,275
                                                                        ==========

See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)

                                             1998       1997
                                          ----------  ----------
Revenues, rent earned                      $166,358    $174,170
                                           --------    --------

Operating expenses:
  Payroll and related costs                  10,721      10,633
  Depreciation                               33,526      33,526
  Taxes                                      15,386      23,635
  Professional services                      11,600       3,042
  Insurance                                   4,325       2,217
  Other                                      14,445      11,610
                                           --------    --------
                                             90,003      84,663
                                           --------    --------

     Operating income                        76,355      89,507
                                           --------    --------

Nonoperating income:
  Interest income                             1,455         645
  Interest (expense)                        (78,127)    (80,185)
                                           --------    --------
                                            (76,672)    (79,540)
                                           --------    --------

     Income (loss) before income taxes      (   317)      9,967

Applicable income taxes                       2,964       3,549
                                           --------    --------

     Net income (loss)                     $( 3,281)   $  6,418
                                           ========    ========

     Income (loss) per common share        $      -    $      -
                                           ========    ========

See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)


                                                                     1998          1997
                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from leases                                        $ 166,417     $  197,955
  Interest received                                                    1,455            645
  Cash paid to suppliers and employees                              (107,711)       (35,462)
  Interest paid                                                     ( 78,127)       (80,185)
                                                                   ---------     ----------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          ( 17,966)        82,953
                                                                   ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                              ( 28,270)       (26,214)
                                                                   ---------     ----------
       NET CASH (USED IN) FINANCING ACTIVITIES                      ( 28,270)       (26,214)
                                                                   ---------     ----------

NET (DECREASE) INCREASE IN CASH                                     ( 46,236)        56,739

CASH AT BEGINNING OF PERIOD                                          157,248         26,798
                                                                   ---------     ----------

CASH AT END OF PERIOD                                              $ 111,012     $   83,537
                                                                   =========     ==========


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES:
  Net income (loss)                                                $(  3,281)    $    6,418
  Deferred income taxes                                                2,964          3,549
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                     33,528         33,526
     Changes in assets and liabilities
       (Increase) decrease in other assets                                59        ( 3,694)
       Increase (decrease) in accounts payable, accrued
        expenses, and deferrals                                     ( 51,236)        43,154
                                                                   ---------     ----------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         $( 17,966)    $   82,953
                                                                   =========     ==========

See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended September 30, 1998 for further information.

The financial information has been prepared in accordance with the Company=s customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

NOTE 2 - INVESTMENT IN LEASES AND PROPERTY UNDER OPERATING LEASES

Property leased or held for lease to others under operating leases consists of the following at December 31, 1998:

       Land                             $  512,760
       Warehouse and buildings           5,467,635
                                        ----------
                                         5,980,395
       Less accumulated depreciation     1,019,349
                                        ----------
                                        $4,961,046
                                        ==========

Refer to the Company's Form 10-KSB for the year ended September 30, 1998 for further information on operating lease agreements and terms.

NOTE 3 - LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1998:

   7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease
   payments from the property.                                   $3,943,415
                                                                 ----------

  Less current maturities                                           119,064
                                                                 ----------

                                                                 $3,824,351
                                                                 ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's results of operations for the three month period ended December 31, 1998, and a comparative analysis of the same period for the 1997 year are presented below:

                                                        Increase (Decrease)
                                                          1998 Compared to
                                                               1997
                                                       ---------------------
                                     1998      1997    Amount        Percent
                                   --------  --------  ------        -------
     Leasing revenue               $166,358  $174,170  $(8,352)         (4.8)%

     Operating expenses              90,003    84,663    5,340           6.3

     Interest expense                78,127    80,185   (2,058)         (2.6)

Revenue from leasing has declined from 1997 primarily as a result of decreased common area maintenance fees from leased property and from a tenant vacancy at the Company's retail strip center located on Washington Road in Augusta, Georgia. The vacancy was not related to the strip center's anchor tenant.

On an annualized basis, current revenue from leasing has decreased from leasing revenue for the Company's fiscal year ended September 30, 1998.

Refer to the Company's Form 10-KSB for the year ended September 30, 1998 for further information regarding the properties owned and lease terms.

Operating expenses for 1998 include professional fees paid to a developer to assist the Company in identifying real estate opportunities in the Company's market area. The Company did not incur expenses of this nature during 1997. Except for this professional expense, operating expenses for the current quarter are comparable to 1997 and, on an annualized basis, are comparable to the Company's operating expenses for the fiscal year ended September 30, 1998. Management of the Company expects quarterly operating expenses for the remainder of the fiscal year to be comparable to the current quarter.

Interest expense for the current quarter is comparable to 1997 and, on an annualized basis, is comparable to the Company's interest expense for the fiscal year ended September 30, 1998.

The Company's ratio of current assets to current liabilities at December 31, 1998 was .88. The ratio was .50 at December 31, 1997.

During the current quarter the Company satisfied liquidity needs through operating revenues. Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company.

The Company does not expect any significant change in the number of employees.

Year 2000

Management believes internally there are no material Year 2000 issues associated with the Company's simple EDP system. The Company is considering Year 2000 exposure related to a material concentration of business with the Company's tenant Publix Supermarkets at the retail strip center. At this time management cannot predict if there will be a material cost associated with Year 2000 compliance for this major customer and material concentration of business.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  27  Financial Data Schedule

  (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND & DEVELOPMENT CORPORATION
                    ---------------------------------------
                                 (Registrant)


February 8, 1999                       By:  /s/  T. Greenlee Flanagin
                                          ----------------------------
                                          T. GREENLEE FLANAGIN
                                          President
                                          Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit Number                  Description               Sequential Page Number

  27                     Financial Data Schedule                  11 - 12