Form 10QSB
period 1999-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 1999-05-14
CIK 88572

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
[X]                 Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

[_]      Transition Report Pursuant to 13 or 15(d) of the Securities Exchange
                                   Act of 1934

         For the transition period from                to
                                        --------------    --------------

                         Commission File Number 0-7865.
                                                -------

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
                                    YES X  NO
                                       ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


         Class                           Outstanding at March 31, 1999
         -----                           -----------------------------
Common Stock, $.10 Par Value                 5,237,607 shares

Transitional Small Business Disclosure Format:  Yes       No   X
                                                   ------    ------

                          PART I. FINANCIAL INFORMATION


ITEM 1. Financial Statements

The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:

                                                                    Page
                                                                    -----
Condensed Consolidated Balance Sheet as of March 31, 1999             2

Condensed Consolidated Statements of Income for the Six Months
 Ended March 31, 1999 and 1998, and the Three Months Ended
 March 31, 1999 and 1998                                              3

Condensed Consolidated Statements of Cash Flows for the Six Months
 Ended March 31, 1999 and 1998                                        4

Notes to Condensed Consolidated Financial Statements                  5

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                 March 31, 1999


                                     ASSETS

Current assets
   Cash                                                               $  154,826
                                                                      ----------
      Total current assets                                               154,826
                                                                      ----------

Investments and other assets
   Land and improvements, at cost                                        909,135
   Property leased to others under operating leases, less
    accumulated depreciation $1,052,875                                4,927,661
                                                                      ----------
                                                                       5,836,796
                                                                      ==========
                                                                      $5,991,622
                                                                      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                   $    3,517
   Current portion of long-term debt                                     119,064
   Other current liabilities                                              55,867
                                                                      ----------
      Total current liabilities                                          178,448
                                                                      ----------

Long-term debt, less current maturities                                3,794,883
                                                                      ----------

Deferred taxes                                                            49,405
                                                                      ----------

Deferred income                                                          398,525
                                                                      ----------
Stockholders' equity
   Common stock, at par value                                            623,761
   Paid-in capital                                                       333,766
   Retained earnings                                                     712,834
                                                                      ----------
                                                                       1,670,361
   Less subscribed shares                                                100,000
                                                                      ----------
                                                                       1,570,361
                                                                      ----------


                                                                      $5,991,622
                                                                      ==========


See notes to the condensed consolidated financial statements.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                Three       Six          Three          Six
                               Months      Months        Months        Months
                                Ended       Ended        Ended         Ended
                              March 31,   March 31,     March 31,    March 31,
                                1999        1999          1998         1998
                              --------    --------      --------     --------

Revenues, rent earned         $159,912   $ 326,270      $167,310    $ 341,480
                              --------   ---------      --------    ---------

Operating expenses:
   Payroll and related costs    14,496      25,217        10,876       21,509
   Depreciation                 33,526      67,052        33,526       67,052
   Taxes                        14,781      30,167        14,780       38,415
   Professional services         9,310      20,910         4,120        7,162
   Insurance                     2,167       6,492         2,242        4,459
   Other                        11,425      25,870        16,089       27,699
                              --------   ---------      --------    ---------
                                85,705     175,708        81,633      166,296
                              --------   ---------      --------    ---------

      Operating income          74,207     150,562        85,677      175,184
                              --------   ---------      --------    ---------

Financial income (expense):
   Interest income               1,556       3,011         1,177        1,822
   Interest expense            (77,431)   (155,558)      (79,656)    (159,841)
                              --------   ---------      --------    ---------
                               (75,875)   (152,547)      (78,479)    (158,019)
                              --------   ---------      --------    ---------

      Income (loss) before
       income taxes             (1,668)     (1,985)        7,198       17,165

Applicable income taxes          2,963       5,927         4,730        8,279
                              --------   ---------      --------    ---------

      Net income (loss)       $ (4,631)  $  (7,912)     $  2,468    $   8,886
                              ========   =========      ========    =========

      Income (loss) per
       common share           $      -   $       -      $      -    $       -
                              ========   =========      ========    =========

See notes to the condensed consolidated financial statements.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                For the Six Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                            1999        1998
                                                          ---------   --------
Cash flows from operating activities
   Cash received from leases                             $ 344,945    $ 359,103
   Interest received                                         3,011          483
   Cash paid to suppliers and employees                   (137,082)     (67,783)
   Interest paid                                          (155,558)    (159,841)
                                                         ---------    ---------
          Net cash provided by operating activities         55,316      131,962
                                                         ---------    ---------

Cash flows from financing activities
   Principal payments on long-term debt                    (57,738)     (53,457)
                                                         ---------    ---------
          Net cash used in financing activities            (57,738)     (53,457)
                                                         ---------    ---------

Net increase (decrease) in cash                             (2,422)      78,505

Cash at beginning of period                                157,248       26,798
                                                         ---------    ---------

Cash at end of period                                    $ 154,826    $ 105,303
                                                         =========    =========


Reconciliation of net income to net cash provided by
 operating activities:
   Net income (loss)                                     $  (7,912)   $   8,886
   Deferred income taxes                                     5,927        7,529
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities
      Depreciation                                          67,052       67,052
      Changes in assets and liabilities
        Decrease in receivables                             31,000       28,610
        Increase (decrease) in accounts payable,
          accrued expenses and deferrals                   (40,751)      19,885
                                                         ---------    ---------

          Net cash provided by operating activities      $  55,316    $ 131,962
                                                         =========    =========
Supplemental schedule of non-cash investing
 and financing activities
    Debt incurred to purchase land investment            $       -    $ 250,000
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

Note 2 - Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at March 31, 1999:

           Land                                         $  512,760
           Warehouse and buildings                       5,467,776
                                                        ----------
                                                         5,980,536
           Less accumulated depreciation                 1,052,875
                                                        ----------
                                                        $4,927,661
                                                        ==========

Refer to the Company's Form 10-KSB for the year ended September 30, 1998 for further information on operating lease agreements and terms.

Note 3 - Long-term debt

Long-term debt consisted of the following at March 31, 1999:

     7.875% note payable to an insurance company
     due in monthly payments of $35,633, including
     interest, through June 2015, collateralized
     by real estate and assignment of lease payments
     from the property.                              $3,913,947
                                                     ----------


     Less current maturities                            119,064
                                                     ----------
                                                     $3,794,883
                                                     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's results of operations for the six month period ended March 31, 1999, and a comparative analysis of the same period for the 1998 year are presented below:

                                                           Increase (Decrease)
                                                            1999 Compared to
                                                                 1998
                                                          --------------------
                             1999           1998          Amount       Percent
                             ----           ----          ------       -------

     Leasing revenue       $326,270      $341,480       $(15,210)      (4.45)%

     Operating expenses     175,708       166,296          9,412        5.66

     Interest expense       155,558       159,841         (4,283)      (2.68)

Revenue from leasing has decreased from 1998 primarily as a result of decreased common area maintenance fees from leased property and from a tenant vacancy at the Company's retail strip center located on Washington Road in Augusta, Georgia. The vacancy was not related to the strip center's anchor tenant.

On an annualized basis, current revenue from leasing has decreased from leasing revenue for the Company's fiscal year ended September 30, 1998.

Refer to the Company's Form 10-KSB for the year ended September 30, 1998 for further information regarding the properties owned and lease terms.

Operating expenses for 1999 include professional fees paid to a developer to assist the Company in identifying real estate opportunities in the Company's market area. The Company did not incur expenses of this nature during 1998. Except for this professional expense, operating expenses for the current quarter are comparable to 1998 and, on an annualized basis, are comparable to the Company's operating expenses for the fiscal year ended September 30, 1998. Management of the Company expects quarterly operating expenses for the remainder of the fiscal year to be comparable to the current quarter.

Interest expense for the current quarter is comparable to 1998 and, on an annualized basis, is comparable to the Company's interest expense for the fiscal year ended September 30, 1998.

The Company's ratio of current assets to current liabilities at March 31, 1999 was .87. The ratio was .60 at March 31, 1998.

During the current quarter the Company satisfied liquidity needs through operating revenues. Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company.

The Company does not expect any significant change in the number of employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     27  Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SECURITY LAND & DEVELOPMENT CORPORATION
                                  (Registrant)





May 6, 1999                            By: /s/ T. Greenlee Flanagin
                                          --------------------------
                                          T. GREENLEE FLANAGIN
                                           President
                                           Chief Executive Officer