Form 10QSB
period 1999-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 1999-08-02
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB
[X]               Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

[_] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ___________________ to ___________________

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


       _________________________________________________________________
       (Former Name, Address & fiscal year, if changed from last report.)


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

            Class                               Outstanding at June 30, 1999
----------------------------                    ----------------------------
Common Stock, $.10 Par Value                          5,237,607 shares

Transitional Small Business Disclosure Format:  Yes ___________  No     X
                                                                    ----------

                         PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements

The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:

                                                                       Page
                                                                       ----
Condensed Consolidated Balance Sheet as of June 30, 1999                  2

Condensed Consolidated Statements of Income for the Nine Months
 Ended June 30, 1999 and 1998, and the Three Months Ended
 June 30, 1999 and 1998                                                   3

Condensed Consolidated Statements of Cash Flows for the Nine Months
 Ended June 30, 1999 and 1998                                             4

Notes to Condensed Consolidated Financial Statements                      5

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                     Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                 June 30, 1999


                                    ASSETS

Current assets
  Cash                                                                  $  147,677
                                                                        ----------
     Total current assets                                                  147,677
                                                                        ----------

Investments and other assets
  Land and improvements, at cost                                           909,135
  Property leased to others under operating leases, less accumulated
   depreciation $1,086,400                                               4,894,136
                                                                        ----------
                                                                         5,803,271
                                                                        ----------

                                                                        $5,950,948
                                                                        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                       $    3,517
 Current portion of long-term debt                                         119,064
 Other current liabilities                                                  71,417
                                                                        ----------
  Total current liabilities                                                193,998
                                                                        ----------

Long-term debt, less current maturities                                  3,754,682
                                                                        ----------

Deferred taxes                                                              52,368
                                                                        ----------

Deferred income                                                            392,362
                                                                        ----------

Stockholders' equity
 Common stock, at par value                                                623,761
 Paid-in capital                                                           333,766
 Retained earnings                                                         700,011
                                                                        ----------
                                                                         1,657,538
 Less subscribed shares                                                    100,000
                                                                        ----------
                                                                         1,557,538
                                                                        ----------

                                                                        $5,950,948
                                                                        ==========


See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                             Three        Nine        Three        Nine
                                            Months       Months       Months      Months
                                             Ended        Ended       Ended       Ended
                                           June 30,     June 30,     June 30,    June 30,
                                             1999         1999         1998        1998
                                           ---------    ---------   ---------   ---------
Revenues:
  Rent earned                              $ 167,956    $ 494,226   $ 166,114   $ 507,594
                                           ---------    ---------   ---------   ---------
                                             167,956      494,226     166,114     507,594
                                           ---------    ---------   ---------   ---------
Operating expenses:
  Payroll and related costs                   11,604       36,821       9,795      31,303
  Depreciation                                33,526      100,578      33,526     100,578
  Taxes                                       14,719       44,886      14,554      52,969
  Professional services                        3,670       24,580       5,490      12,652
  Insurance                                    2,401        8,893       3,975       8,434
  Other                                       11,368       37,237       9,110      36,012
                                           ---------    ---------   ---------   ---------
                                              77,288      252,995      76,450     241,948
                                           ---------    ---------   ---------   ---------

     Operating income                         90,668      241,231      89,664     265,646
                                           ---------    ---------   ---------   ---------

Nonoperating income (expense):
  Interest income                              1,804        4,815           -       1,025
  Interest expense                          (102,333)    (257,891)    (79,131)   (238,972)
                                           ---------    ---------   ---------   ---------
                                            (100,529)    (253,076)    (79,131)   (237,947)
                                           ---------    ---------   ---------   ---------

     Income (loss) before income taxes      (  9,861)    ( 11,845)     10,533      27,699

Income taxes                                   2,963        8,890       3,614      11,893
                                           ---------    ---------   ---------   ---------

     Net income (loss)                    $ ( 12,824)  $ ( 20,735)  $   6,919   $  15,806
                                           =========    =========   =========   =========

     Income per common share              $        -   $        -   $       -   $       -
                                           =========    =========   =========   =========

See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows
               For the Nine Months Ended June 30, 1999 and 1998
                                  (Unaudited)

                                                                           1999         1998
                                                                        -----------  ----------
Cash flows from operating activities
  Cash received from leases                                              $ 506,738   $ 519,054
  Interest received                                                          4,815       1,024
  Cash paid to suppliers and employees                                    (165,294)   ( 87,394)
  Interest paid                                                           (257,891)   (238,972)
                                                                         ---------   ---------
       Net cash provided by operating activities                            88,368     193,712
                                                                         ---------   ---------

Cash flows from financing activities
  Principal payments on long-term debt                                    ( 97,939)   ( 81,241)
                                                                         ---------   ---------
       Net cash used in financing activities                              ( 97,939)   ( 81,241)
                                                                         ---------   ---------

Net increase (decrease) in cash                                           (  9,571)    112,471

Cash at beginning of period                                                157,248      26,798
                                                                         ---------   ---------

Cash at end of period                                                    $ 147,677   $ 139,269
                                                                         =========   =========


Reconciliation of net income (loss) to net cash provided by
 operating activities:
  Net income (loss)                                                      $( 20,735)  $  15,806
  Depreciation                                                             100,578     100,578
  Deferred taxes                                                             8,890      11,893
  Deferred revenue                                                        ( 18,489)   ( 18,490)
  Net change in assets and liabilities                                      18,124      83,925
                                                                         ---------   ---------

       Net cash provided by operating activities                         $  88,368   $ 193,712
                                                                         =========   =========

Supplemental schedule of non-cash investing and financing activities
  Debt incurred to purchase land investment                              $       -   $ 250,000
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

Note 2 - Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at June 30, 1999:

       Land                                                  $  512,760
       Warehouse and buildings                                5,467,776
                                                             ----------
                                                              5,980,536
       Less accumulated depreciation                          1,086,400
                                                             ----------

                                                             $4,894,136
                                                             ==========

Refer to the Company's Form 10-KSB for the year ended September 30, 1998 for further information on operating lease agreements and terms.

Note 3 - Long-term debt

Long-term debt consisted of the following at June 30, 1999:

   7.875% note payable to an insurance company due in
   monthly payments of $35,633, including interest, through
   June 2015, collateralized by real estate and assignment
   of lease payments from the property.                      $3,873,746

   Less current maturities                                      119,064
                                                             ----------

                                                             $3,754,682
                                                             ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's results of operations for the nine month period ended June 30, 1999, and a comparative analysis of the same period for the 1998 year are presented below:

                                                         Increase (Decrease)
                                                          1999 Compared to
                                                                1998
                                                         -------------------
                                     1999      1998      Amount      Percent
                                   --------  --------    ------      -------
   Leasing revenue                 $494,226  $507,594  $(13,368)     (2.63)%

   Operating expenses               252,995   241,948   (11,047)      4.57 %

   Interest expense                 257,891   238,972    18,919       7.92 %

Revenue from leasing has decreased from 1998 primarily as a result of decreased common area maintenance fees from leased property and from a tenant vacancy at the Company's retail strip center located on Washington Road in Augusta, Georgia. The vacancy was not related to the strip center's anchor tenant.

On an annualized basis, current revenue from leasing has declined from leasing revenue for the Company's fiscal year ended September 30, 1998.

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

Interest expense for the current quarter and for the current year has increased from 1998 as a result of the timing of a principal and interest payment during the current quarter in which an additional payment has been recognized in the current quarter. Management expects interest expense for the year ended September 30, 1999 to decline from interest expense from the previous year as the outstanding debt continues to amortize.

The Company's ratio of current assets to current liabilities at June 30, 1999 was .75. The ratio was .70 at June 30, 1998.

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

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     27   Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND & DEVELOPMENT CORPORATION
                    ---------------------------------------
                                 (Registrant)



August 1, 1999                        By:  /s/  T. Greenlee Flanagin
                                           ----------------------------
                                             T. GREENLEE FLANAGIN
                                              President
                                              Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------


Exhibit Number              Description           Sequential Page Number


     27                Financial Data Schedule           11 - 12