Form 10KSB
period 1999-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 1999-12-29
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                              FORM 10-KSB
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended September 30, 1999

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from _______________ to ______________________

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

                                  Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES  X    NO ____
                                  ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The registrant's total revenues for the fiscal year ended September 30, 1999 were $694,165.

As of the close of the period covered by this report, registrant had outstanding 5,258,886 shares of common stock. There is no established market for the common stock of the registrant. Therefore, the aggregate market value of the voting stock held by non-affiliates of the registrant is not known.

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

The Company's primary development and income producing activities are:

1. Retail strip center on approximately 15 acres on Washington Road in Augusta. Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. and is operated as a retail food supermarket. The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants. At September 30, 1999, approximately 11,700 square feet of this space was leased. The Company owns approximately 35 acres of undeveloped land adjacent to the strip center and is marketing this property for sale as commercial and residential real estate.

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

Construction of the retail strip center in Augusta was completed in May 1995 and the lease with Publix became effective May 15, 1995. The center represents approximately 95% of the Company's net leased assets. Leasing revenue from the lease with Publix Supermarkets, Inc. represented 86% and 77% of the Company's total leasing revenue for the years ended September 30, 1999 and 1998, respectively. Management of the Company expects this lease to continue to provide a substantial portion of the Company's revenue from leasing. See Item 2, "Description of Property" for additional information related to this property and the lease agreement.

The warehouse facility on the industrial property site in Athens provided 0% and 2% of the Company's total leasing revenue for the years ended September 30, 1999 and 1998, respectively. Occupancy of the warehouse has been less than 10% annually for the past three years. While there are no known competing bulk warehouses in Athens, the demand for bulk storage space has been insufficient to obtain substantial occupancy. Management of the Company does not expect leasing revenue from this facility to contribute substantially to the Company's continuing leasing revenue. See "Description of Property" for additional information related to this property and lease agreements.

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

Description of real estate and operating data -

The net book value of the strip center amounts to approximately 77% of the Company's total assets at September 30, 1999. No other property owned by the Company at September 30, 1999, had a book value amounting to ten percent or more of the total assets of the Company.

Construction of the retail strip center on Washington Road was completed May 1995. The center has 69,000 square feet of available lease space. The center was constructed with the intention of being operated as a strip center and is suitable and adequate for such purpose. The Company has leased 56,000 square feet to Publix Supermarkets, Inc., which, as the center's anchor store, operates a retail food supermarket. The Company, as lessor, has a twenty year lease agreement with Publix. The lease became effective May 15, 1995. The lease provides for annual rentals of $463,205, and for the Company to receive 1.25% of this store's annual gross sales in excess of approximately $37 million. For the Company's years ended September 30, 1999 and 1998, the supermarket had not achieved this sales level. The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix. For 1999 this reimbursement was approximately $33,890. At the lessee's option the lease may be extended in five year increments for an additional twenty years on substantially the same lease terms. As part of the lease agreement, Publix contributed approximately $500,000 to the construction of the facility. The Company capitalized this contribution and is recognizing it as revenue over the twenty year life of the lease. The center, excluding land, cost approximately $4,800,000. The Company has financed the center with a $4,300,000 loan fixed at 7.875% interest amortized monthly for twenty years. Annual principal and interest payments are $427,596. The balance of the loan was $3,842,397 at September 30, 1999. The loan matures May 2015 and will be fully amortized at that time. The loan is secured by the center and the assignment of lease payments from the property. The property is located on Washington Road in Augusta, Georgia. This road is the location of numerous business establishments, including competing strip centers. The road also has a high volume of traffic providing potential customers for the Company's tenants. The Company's operation of the center is dependent upon management's ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet leased to other tenants. The Company competes with other strip centers in the area to maintain stable occupancy. Management of the Company believes that the location and visibility of the center provides for favorable conditions for maintaining occupancy. At September 30, 1999, the Company had leased 90% of the 13,000 square feet not leased to Publix. These individual leases have terms of from three to five years with monthly lease payments ranging from $1,200 to $2,800. Following is certain information regarding the strip center at September 30, 1999:

     Occupancy rate - 98%    (Publix is the only tenant to occupy 10% or more of
                             the leasable square feet.)

     Effective rental rates -                Square Feet    Rental Per
                                             Leased         Square Foot
                                             ------         -----------

               Publix Supermarkets, Inc.     56,146            $ 8.85
               Other tenants                 11,700             14.69

The principal business of the other tenants currently includes a hair salon, take-out restaurant, pet service store, dry cleaner and similar small business operations.

Schedule of lease expirations for each of the next ten years, beginning with the Company's year end September 30, 2000 is presented below (does not include potential extensions).

                                          Total area in                          Percentage of
                      Number of tenants    square feet        Annual rental      gross annual
 Year ending          whose leases will    covered by        represented by    rental represented
September 30,             expire         expiring leases    expiring leases    by expiring leases
-------------             ------         ---------------    ---------------    -------------------
     2000                    4               5,200              66,954                  10%
     2001                    2               2,600              30,690                   6
     2002                    -                   -                   -                   -
     2003                    1               1,300              16,900                   4
     2004                    -                   -                   -                   -
      2005 - 2009            -                   -                   -                   -

The percentage of gross annual rental represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve month fiscal period.

The Company currently does not have plans for significant renovations or improvements to the center.

The Federal tax basis of the center, excluding land and before accumulated depreciation, is $4,832,562. Accumulated depreciation is $888,036. The building and structure is being depreciated by the straight-line method over 39 years. The site work of the center is being depreciated by the 150% declining balance method over 15 years. Total property taxes on the center for 1999 were $41,839.

The approximately 35 acres of undeveloped land adjacent to the strip center has a Federal tax basis of $222,272. There is no debt on the property. The land is accessed from Washington Road and Stanley Drive. The Company currently has no plans for development or improvement of this property and is currently marketing this property for sale as professional and residential real estate. The property is located in an area of continued development with a decreasing supply of vacant land. The close proximity of the land to the strip center owned by the Company may also enhance the competitive marketability of the property. Total property taxes on the property were $2,462 for 1999.

The industrial property site located in Athens, Georgia is known as Chase Park and is located on approximately 16 acres of land on Barber, Oneta and Chase Streets. The site contains two bulk warehouse storage facilities with a combined total space of 248,000 square feet. The warehouse is in poor condition and is in need of substantial repairs. None of the 248,000 square feet is in a leaseable condition. This facility is currently for sale by the Company. The declining condition of the warehouse and the weak demand for warehouse space may be a detriment to the Company's ability to successfully market this property. However, management of the Company believes the value of this investment to be industrial property and not the warehouse facility. There is no debt on the property. The Federal tax basis of the property net of accumulated depreciation of $575,026 is $216,853 at September 30, 1999. The property is being depreciated by the straight-line method over an average life of eighteen years. Annual real estate taxes are $3,457. Due to the non-occupancy of the warehouse, presentation of average annual effective rental rates would not provide meaningful information.

The approximately 1.0 acres of undeveloped land on Old Evans Road in Augusta, Georgia has a Federal tax basis of $342,122. There is no debt on the property. The Company currently has no plans for development or improvement of this property. The property is held by the Company for investment and appreciation. The property is located in an area of Augusta that has experienced both commercial and residential growth for a number of years. This land is also located near Washington Road (though not near the strip center). The continued development in this area and the decreasing supply of vacant land may enhance the appreciation and future marketability of the property. Total property taxes on the property were $3,137 for 1999.

The approximately 4.0 acres of undeveloped land on Washington Road in Augusta, Georgia has a federal tax basis of $250,000. There is no debt on the property. The property is held by the Company for investment and appreciation. Total property taxes on the property were $3,370 for 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on March 2, 1999, for the purpose of voting to set the number of directors serving the Company to seven, to elect a slate of directors to serve the Company, and to elect an audit firm for the Company.

                                    PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's securities. The approximate number of holders of the Company's common stock is 750.

No dividends have been declared or paid during the two years ending September 30, 1999. The Company has no restrictions that currently, or that may reasonably be expected, to limit materially the amount of dividends paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's primary business activities are the acquisition, development and leasing of developed and undeveloped real estate. The objectives of the Company are capital appreciation from real estate investments and income from leasing.

                             RESULTS OF OPERATIONS

                                                                         Increase (Decrease)
                                                                           1999 compared to
                                                                                 1998
                                                                        ---------------------
                                                    1999      1998        Amount      Percent
                                                  --------  --------    ---------     -------
  Leasing revenue                                 $694,165  $719,968    $ (25,803)      (4)%
  Operating expenses                               357,507   319,993       37,514       12
  Interest expense                                 333,942   317,537       16,405        5
  Net income                                         8,129    75,345      (67,216)     (89)


                                                                         Increase (Decrease)
                                                                           1998 compared to
                                                                                 1997
                                                                        ---------------------
                                                    1998      1997        Amount      Percent
                                                  --------  --------    ---------     -------
  Leasing revenue                                 $719,968  $741,304      (21,336)      (3)%
  Operating expenses                               319,993   336,325      (16,332)      (5)
  Interest expense                                 317,537   343,306      (25,769)      (8)
  Land sale                                              -   231,694     (231,694)    (100)
  Net income                                        75,345   266,467     (191,122)     (72)

Revenue from leasing activities is provided by the following properties:



                                                    1999      1998        1997
                                                  --------  ---------   --------

  Retail strip center                             $671,221  $ 682,961   $688,354
  Bulk storage warehouse                             1,400      3,400      9,400
  Commercial building, operated as a restaurant          -          -     26,043
  Other                                             21,544     33,607     17,507

Years Ended September 30, 1999 and 1998

The retail strip center was completed in May 1995, with 1996 being the first full twelve month period of operations. The center consists of approximately 69,000 square feet. Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the center's anchor store. See Item 2, "Description of Property" for information regarding the lease agreement with Publix. The remaining approximately 13,000 square feet is available for lease to additional tenants. This additional space was 90% leased as of the period ending September 30, 1999 and 90% leased as of the period ended September 30, 1998. Also see Item 2, "Description of Property" for effective rental rates and lease expirations related to this property.

Leasing revenue from the retail strip center remained relatively consistent compared with respective prior year's amounts. However, a slight decline from 1998 did occur primarily as a result of uncollectible rents from certain tenants. Management expects the strip center to be a principal activity of the Company and to continue to provide a substantial portion of the Company's operating revenue.

Revenue from the bulk storage warehouse on the industrial property site has declined from 1998 to 1999. Occupancy of the warehouse has been less than 10% annually for the last four years. This property is currently for sale by the Company.

Revenue from the Company's other leasing properties has remained relatively constant from 1998.

Operating expenses increased $37,514 (12%) from 1998. Management of the Company expects operating expenses for 2000 to be consistent with 1999. Significant line item expense fluctuations from 1998 to 1999 are presented below.

Commission expense increased $5,200 from 1998 due to commissions paid to professionals for leasing property owned by the Company.

Repairs and maintenance expense increased approximately $6,400 from 1998 as a result of fees paid to have property, owned by the Company, graded in preparation for future leasing.

Professional services expenses increased approximately $9,800 from 1998 due to fees paid to a consultant to locate additional tenants for the Company's properties and to locate potential purchasers for the Company's properties currently for sale.

An increase from 1998 of approximately $8,300 in payroll and related costs was primarily the result of a salary increase awarded an employee of the Company for assuming additional responsibilities.

Interest expense for the current fiscal year has increased from 1998 as a result of the timing of a principal and interest payment during the current fiscal year in which an additional payment has been recognized in the current fiscal year. Management expects interest expense for the year ending September 30, 2000 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

Income tax expense decreased approximately $10,800 from 1998 due to the Company's decrease in income before income taxes.

The ratio of current assets to current liabilities was .83 at September 30, 1999, and was .93 at September 30, 1998. Management of the Company expects future liquidity needs of the Company to be met from operating revenues of the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of Security Land & Development Corporation and Subsidiary are included herein:

                                                                                    Page No.
                                                                                    --------
  Report of Independent Certified Public Accountants                                11

  Consolidated Balance Sheets as of September 30, 1999 and 1998                     12

  Consolidated Statements of Income and Comprehensive Income
  for the years ended September 30, 1999 and 1998                                   13

  Consolidated Statements of Stockholders' Equity for the years
  ended September 30, 1999 and 1998                                                 14

  Consolidated Statements of Cash Flows for the years ended
  September 30, 1999 and 1998                                                       15

  Notes to Consolidated Financial Statements                                        16 - 21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Security Land and Development
 Corporation and Subsidiary
Augusta, Georgia


We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation and Subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiary as of September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                       /s/ Cherry, Bekaert & Holland, L.L.P.

Augusta, Georgia
November 12, 1999

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets

                          September 30, 1999 and 1998

                                     ASSETS

                                                                      1999        1998
                                                                      ----        ----
Current assets
  Cash and cash equivalents                                        $  155,916  $  157,248
  Lease payments receivable                                            34,031      31,141
                                                                   ----------  ----------
     Total current assets                                             189,947     188,389
                                                                   ----------  ----------

Investments and other assets
  Land and improvements, at cost                                      909,135     909,135
  Property leased to others under operating leases, less
   accumulated depreciation 1999 $1,119,927; 1998 $985,222          4,860,470   4,994,574
  Deferred tax asset                                                    7,877           -
                                                                   ----------  ----------
     Total investments and other assets                             5,777,482   5,903,709
                                                                   ----------  ----------

                                                                   $5,967,429  $6,092,098
                                                                   ==========  ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                 $    3,517  $    3,578
  Accrued expenses                                                     28,781      22,687
  Accrued property taxes                                               68,094      61,546
  Current maturities of long-term debt                                128,786     119,063
                                                                   ----------  ----------
     Total current liabilities                                        229,178     206,874
                                                                   ----------  ----------

Long-term debt, less current maturities                             3,713,611   3,852,622
                                                                   ----------  ----------

Deferred taxes                                                         52,039      43,478
                                                                   ----------  ----------

Deferred income                                                       386,199     410,851
                                                                   ----------  ----------

Stockholders' equity
  Common stock, par value $.10 per share, authorized 30,000,000
  shares; issued 6,258,886, outstanding 5,258,886                     623,761     623,761
  Additional paid-in capital                                          333,766     333,766
  Retained earnings                                                   728,875     720,746
                                                                   ----------  ----------
                                                                    1,686,402   1,678,273
  Less subscribed shares (1,000,000 shares)                           100,000     100,000
                                                                   ----------  ----------
     Total stockholders' equity                                     1,586,402   1,578,273
                                                                   ----------  ----------

                                                                   $5,967,429  $6,092,098
                                                                   ==========  ==========

See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

           Consolidated Statements of Income and Comprehensive Income

                    Years ended September 30, 1999 and 1998

                                      1999        1998
                                   ---------   ---------
Revenue, rents earned              $ 694,165   $ 719,968
                                   ---------   ---------

Operating expenses
  Payroll and related costs           49,847      41,549
  Depreciation                       134,104     134,104
  Repairs and maintenance             32,734      26,312
  Property taxes                      68,167      61,546
  Commissions                          5,200           -
  Professional services               31,756      21,975
  Insurance                           13,737      12,153
  Other                               21,962      22,354
                                   ---------   ---------
                                     357,507     319,993
                                   ---------   ---------

     Operating income                336,658     399,975
                                   ---------   ---------

Nonoperating income (expense)
  Interest income                      6,847       5,162
  Interest expense                  (333,942)   (317,537)
                                   ---------   ---------
                                    (327,095)   (312,375)
                                   ---------   ---------

     Income before income taxes        9,563      87,600

Applicable income taxes                1,434      12,255
                                   ---------   ---------

     Net income                    $   8,129   $  75,345
                                   =========   =========

Income per common share                $0.00       $0.02
                                   =========   =========




See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                    Years ended September 30, 1999 and 1998

                               Common Stock
                           ----------------------                                           Total
                           Outstanding     Par       Paid-In     Retained   Subscribed   Stockholders'
                             Shares       Value      Capital     Earnings     Shares        Equity
                           -----------   --------    --------    --------   ----------   -------------
Balance,
 September 30, 1997         5,258,886    $623,761    $333,766    $645,401    $100,000      $1,502,928

  Net income                        -           -           -      75,345           -          75,345
                            ---------    --------    --------    --------    --------      ----------

Balance,
 September 30, 1998         5,258,886     623,761     333,766     720,746     100,000       1,578,273

  Net income                        -           -           -       8,129           -           8,129
                            ---------    --------    --------    --------    --------      ----------

Balance,
 September 30, 1999         5,258,886    $623,761    $333,766    $728,875    $100,000      $1,586,402
                            =========    ========    ========    ========    ========      ==========





See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                    Years ended September 30, 1999 and 1998

                                                              1999         1998
                                                            ---------   ---------
Cash flows from operating activities
  Cash received from leases                                 $ 666,623   $ 705,856
  Interest received                                             6,847       5,162
  Cash paid to suppliers and employees                       (211,572)   (152,955)
  Interest paid                                              (333,942)   (317,537)
                                                            ---------   ---------
     Net cash provided by operating activities                127,956     240,526
                                                            ---------   ---------

Cash flows from investing activities
  Purchase of investment real estate                                -    (250,000)
  Advanced funds to purchase real estate                            -     250,000
                                                            ---------   ---------
     Net cash provided by investing activities                      -           -
                                                            ---------   ---------

Cash flows from financing activities
  Principal payments on long-term debt                       (129,288)   (110,076)
                                                            ---------   ---------
     Net cash used in financing activities                   (129,288)   (110,076)
                                                            ---------   ---------

Net increase (decrease) in cash and cash equivalents           (1,332)    130,450

Cash and cash equivalents
  Beginning                                                   157,248      26,798
                                                            ---------   ---------

  Ending                                                    $ 155,916   $ 157,248
                                                            =========   =========

Reconciliation of net income to net cash provided by
 operating activities
  Net income                                                $   8,129   $  75,345
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                             134,104     134,103
     Amortization of deferred income                          (24,652)    (24,651)
     Changes in assets and liabilities:
       Increase in accrued property tax                         6,548      40,243
       Net change in other asset and liability accounts         3,827      15,486
                                                            ---------   ---------

          Net cash provided by operating activities         $ 127,956   $ 240,526
                                                            =========   =========

See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                          September 30, 1999 and 1998


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

For the years ended September 30, 1999 and 1998, substantially all operating revenues and operating expenses were related to the activity of real estate leasing. For 1999 and 1998, approximately 95% of net leased assets consisted of a retail strip center of which approximately 80% is leased to a regional food supermarket.

During the years ended September 30, 1999 and 1998, leasing revenues were received from predominantly one property. The retail strip center provided approximately 90% of gross leasing revenue for each of the years. During 1999 and 1998, approximately 80% of revenue from the strip center was from a lease with a regional food supermarket.

During the year ended September 30, 1999 the Company adjusted its reported number of common shares outstanding to 5,258,886 from the amounts previously presented in annual reports and financial statements. The adjustment had no effect on net income or earnings per share of previous year or current year annual reports or financial statements.

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

                          September 30, 1999 and 1998


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

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

            Notes to Consolidated Financial Statements - Continued

                          September 30, 1999 and 1998


Note 2 - Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at September 30, 1999 and 1998:

                                         1999        1998
                                      ----------  ----------

     Land                             $  512,760  $  512,760
     Warehouse and buildings           5,467,637   5,467,636
                                      ----------  ----------
                                       5,980,397   5,980,396
     Less accumulated depreciation     1,119,927     985,822
                                      ----------  ----------

                                      $4,860,470  $4,994,574
                                      ==========  ==========

The Company's primary leasing activity is a retail strip center.

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

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket's gross sales in excess of approximately $37 million. For 1999 and 1998, the supermarket did not achieve this sales level.

At September 30, 1999, future minimum lease payments under the operating lease agreements for the retail strip center are as follows (not including potential extensions):


       2000                                        $  536,545
       2001                                           500,856
       2002                                           480,105
       2003                                           467,430
       2004                                           463,205
       Thereafter                                   4,554,845
                                                    ---------

                                                   $7,002,986
                                                    =========

The Company has other lease agreements that are short-term in nature and are not material for inclusion in the above presentation.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

                          September 30, 1999 and 1998


Note 3 - Long-term debt

Long-term debt consisted of the following at September 30, 1999 and 1998:


                                                                                    1999                     1998
                                                                                    ----                     ----
     7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by retail strip center and assignment of lease
     payments from the property.                                                 $3,842,397              $3,971,685

     Less current maturities                                                        128,786                 119,063
                                                                                 ----------              ----------

                                                                                 $3,713,611              $3,852,622
                                                                                 ==========              ==========

Aggregate maturities of long-term debt are due as follows:

   2000                                                    $  128,786
   2001                                                       139,302
   2002                                                       150,677
   2003                                                       162,981
   2004                                                       176,289
   Later                                                    3,084,362
                                                           ----------

                                                           $3,842,397
                                                           ==========

All interest incurred for 1999 and 1998 was expensed by the Company.

Note 4 - Related party transactions

A director of the Company is also an investor of an entity that is a tenant at the retail strip center. Total gross leasing revenue from this tenant was approximately $33,800 for the 1999 year end, and $33,800 for 1998.

Note 5 - Income taxes

The total income taxes in the consolidated statements of income are as follows:

                                                    Year Ended September 30,
                                                    ------------------------
                                                     1999              1998
                                                    ------            ------
  Deferred tax expense                              $1,434          $ 13,534
  Net change, deferred tax valuation allowance           -            (1,279)
                                                    ------          --------

  Deferred tax expense                              $1,434          $ 12,255
                                                    ======          ========

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

                          September 30, 1999 and 1998


Note 5 - Income taxes (Continued)

The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:


                                                           September 30, 1999    September 30, 1998
                                                           ------------------    ------------------
                                                           Amount     Percent    Amount     Percent
                                                           ------     -------    ------     -------

 Tax at statutory rate                                     $1,434         15%     $ 13,140      15%
 Increase (decrease) in income taxes
  resulting from:
   Valuation allowance                                          -          -       (1,279)     (  2)
   Other, net                                                   -          -          394         1
                                                           ------    -------   ----------   -------

 Provision for income taxes                                $1,434         15%    $ 12,255        14%
                                                           ======    =======   ==========   =======


Net deferred tax assets consist of the following components as of September
 30, 1999 and 1998:


                                                                                            1999       1998
                                                                                            ----       ----
 Deferred tax assets:
   Loss carryforwards                                                                    $ 12,280     $  4,403
   Less valuation allowance                                                                 4,403        4,403
                                                                                          -------      -------
                                                                                            7,877            -
                                                                                          -------      -------

 Deferred tax liabilities, leased property                                                 52,039       43,478
                                                                                          -------      -------

                                                                                         $(52,039)    $(43,478)
                                                                                          =======      =======

For the year ended September 30, 1996, the Company recorded a net adjustment to the deferred tax valuation allowance of $14,838, for a total valuation allowance of $24,518. For the year ending September 30, 1997, the Company utilized a substantial portion of the deferred tax asset and recorded a reduction in the valuation allowance of $18,753. For the year ended September 30, 1998, the Company reduced the valuation allowance by $1,279, and has not adjusted the allowance during 1999. The valuation allowance is to reduce the recorded deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

At September 30, 1999, the Company has approximately $76,000 of net operating loss carryforwards for tax purposes available for use by the Company. The carryforwards expire from 2010 to 2013.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

                          September 30, 1999 and 1998


Note 6 - Fair values of financial instruments

Methods and assumptions of determining estimated fair value, and the estimated fair values of the Company's financial instrument assets and liabilities are as follows at September 30, 1999 and 1998:

     Cash and cash equivalents - Due to their demand nature, the estimated fair value approximates the carrying amount.

     Long-term debt - The fair value of the long-term debt is estimated based on management's estimate of interest rates available to the Company for comparable debt having similar remaining maturities and collateral requirements. The estimated fair value at September 30, 1999 was approximately $3.7 million, compared to the carrying amount of approximately $3.8 million. The estimated fair value at September 30, 1998 was approximately $3.8 million, compared to the carrying amount of approximately $3.9 million.

     Note 7 - Year 2000 (unaudited)

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming changes in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. Security Land and Development Corporation and Subsidiary (the "Corporation") relies on its systems, applications, and devices in operating and monitoring all major aspects of its business, including financial systems, customer services, infrastructure, embedded computer chips, networks, and telecommunications equipment and end products. The Corporation also relies, directly and indirectly, on external systems of other companies and organizations such as suppliers, creditors, financial services organizations and governmental entities for accurate exchange of data. The Corporation's current estimate is that the costs associated with the year 2000 issue will not have a material adverse effect on the results of operations or financial position of the Corporation in any given year. However, despite the Corporation's efforts to address the year 2000 impact on its internal systems, the Corporation cannot fully predict such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Corporation are not materially affected by the year 2000 issue, the Corporation could be affected through disruption in the operation of the enterprises with which the Corporation interacts.

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

     NAME, AGE AND
        POSITION                                            LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr.                                    Pharmacist and store owner of Hill Drug Company and past manager
51 - Chairman of Board of Directors since 1983;             of Revco Drug Store, Inc.
member of Board since 1983; brother of President.

T. Greenlee Flanagin                                        Licensed real estate agent
50 - President since 1983; member of Board since
1983; brother of Chairman of Board.

M. David Alalof                                             Former President; stockholder and agent with A.H.S. Inc., an
55 - Vice President; member of Board since 1977.            insurance concern

E. R. Murphy                                                Retired
81 - Assistant Secretary/Treasurer; member of Board
since 1980.

John C. Bell, Jr.                                           Attorney at Law
51 - Member of Board since 1983.

Gregory B. Scurlock                                         Senior Vice President, First Union Bank, Augusta, GA
51 - Secretary/Treasurer; member of Board since
1983.

Robert M. Flanagin                                          Licensed real estate agent
41 - Member of Board since 1987.
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 1999 the Company's executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

The table below shows the compensation of the Chief Executive Officer for the three most recent fiscal years. There were no executive officers whose compensation exceeded $100,000.


         NAME                COMPENSATION         DATE

  T. Greenlee Flanagin         $28,586            September 30, 1999
  T. Greenlee Flanagin          26,216            September 30, 1998
  T. Greenlee Flanagin          20,616            September 30, 1997

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 1999 and none are proposed to be paid to any officer or director of Security Land & Development Corporation.

The Company does not have a stock option plan.

Each Director of the Company receives compensation of $100 per Director's meeting for services performed as a Director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 1999 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

                                                                               NUMBER OF SHARES OF
    NAME OF                                                                       COMMON STOCK                 PERCENT OF
BENEFICIAL OWNER                                                               BENEFICIALLY OWNED                CLASS

T. Greenlee Flanagin (1)                                                         781,205                        14.8
Ann Flanagin Smith (1)                                                           387,541                         7.3
W. Stewart Flanagin, Jr. (1)                                                     463,052                         8.8
Robert Flanagin (1)                                                              499,083                         9.4
John C. Bell, Jr.                                                                330,865                         6.3

(1) Combined with the following, these individuals form the "Flanagin family group":

W. Stewart Flanagin, Sr.                                                          79,585                         1.5
Harriette F. Flanagin                                                             34,008                         0.6

The Flanagin family group owns 2,244,474 shares which is approximately 43% of all shares of stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 1999, by Directors and executive officers:

 NAME OF                                                                    COMMON STOCK
BENEFICIAL                                                                  BENEFICIALLY         PERCENT
 OWNER                                                ADDRESS                 OWNED             OF CLASS

W. Stewart Flanagin, Jr.                         1117 Glenn Avenue           463,052                8.8
                                                 Augusta, GA 30904

T. Greenlee Flanagin                             3326 Wheeler Road           781,205               14.9
                                                 Augusta, GA 30903

M. David Alalof                                  P.O. Box 15637               27,526                0.5
                                                 Augusta, GA 30909

E. R. Murphy                                     2224 Anthony Road            50,000                0.9
                                                 Augusta, GA 30904

John C. Bell, Jr.                                P.O. Box 1547               330,865                6.3
                                                 Augusta, GA 30903

Gregory B. Scurlock                              821 Heard Avenue                500                0.1
                                                 Augusta, GA 30904

Robert M. Flanagin                               3052 Skinner Mill Road      499,083                9.4
                                                 Augusta, GA 30909

All Directors and officers as a group
consisting of seven individuals.                                           2,125,231               40.5

The Flanagin family and all Directors and Officers as a group beneficially own 2,626,365 shares which is approximately 50% of all shares of stock outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of business, the Company may enter into transactions with Directors, officers or security holders. During 1999 and 1998, the Company did not enter into any such transactions that are required to be presented under this Item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits required by Item 601 of Regulation S-B.

     EXHIBIT
     NUMBER       DESCRIPTION

      11       Computation of Earnings Per Share

      21       Subsidiaries of the Registrant

      27       Financial data schedules

b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

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

            SECURITY LAND & DEVELOPMENT CORPORATION
            ---------------------------------------
                    (Registrant)


            /s/ T. Greenlee Flanagin             December 20, 1999
            ------------------------------------------------------
            T. GREENLEE FLANAGIN                 (Date)
            President
            Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.



            /s/ W. Stewart Flanagin, Jr.         December 20, 1999
            ------------------------------------------------------
            W. STEWART FLANAGIN, JR.             (Date)
            Chairman of Board
            Chief Financial Officer
            Chief Accounting Officer



            /s/ M. David Alalof                  December 20, 1999
            ------------------------------------------------------
            M. DAVID ALALOF                      (Date)
            Secretary-Treasurer



            /s/ E. R. Murphy                     December 20, 1999
            ------------------------------------------------------
            E. R. MURPHY                         (Date)
            Assistant Secretary-Treasurer



            /s/ Gregory B. Scurlock              December 20, 1999
            ------------------------------------------------------
            GREGORY B. SCURLOCK                  (Date)
            Director