Form 10QSB
period 1999-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2000-02-10
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X]              Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1999

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of
    1934

    For the transition period from ___________________ to __________________

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
                              YES  X    NO
                                 ------    -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding at January 31, 1999
---------------------------                 -------------------------------
Common Stock, $.10 Par Value                        5,258,886 shares

Transitional Small Business Disclosure Format:  Yes          No   X
                                                    -------     ------

                         PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements

The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:

                                                                        Page
                                                                        -----

Condensed Consolidated Balance Sheet as of December 31, 1999                2

Condensed Consolidated Statements of Income and Comprehensive Income
 for the Three Months Ended December 31, 1999 and 1998                      3

Condensed Consolidated Statements of Cash Flows for the Three Months
 Ended December 31, 1999 and 1998                                           4

Notes to Condensed Consolidated Financial Statements                    5 - 7

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                     Condensed Consolidated Balance Sheet
                                  (Unaudited)

                               December 31, 1999


                                    ASSETS

Current assets
  Cash                                                                  $  193,297
                                                                        ----------
     Total current assets                                                  193,297
                                                                        ----------

Investments and other assets
  Land and improvements, at cost                                           909,135
  Property leased to others under operating leases, less accumulated
   depreciation $1,153,452                                               4,827,084
                                                                        ----------
                                                                         5,736,219
                                                                        ----------
                                                                        $5,929,516
                                                                        ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                       $    3,517
 Current portion of long-term debt                                         128,786
 Accrued interest                                                           25,146
 Other current liabilities                                                  49,535
                                                                        ----------
  Total current liabilities                                                206,984
                                                                        ----------

Long-term debt, less current maturities                                  3,693,206
                                                                        ----------

Deferred taxes                                                              47,084
                                                                        ----------

Deferred income                                                            380,036
                                                                        ----------

Stockholders' equity
 Common stock, at par value                                                623,761
 Paid-in capital                                                           333,766
 Retained earnings                                                         744,679
                                                                        ----------
                                                                         1,702,206
 Less subscribed shares                                                    100,000
                                                                        ----------
                                                                         1,602,206
                                                                        ----------
                                                                        $5,929,516
                                                                        ==========



See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

      Condensed Consolidated Statements of Income and Comprehensive Income
             For the Three Months Ended December 31, 1999 and 1998
                                  (Unaudited)



                                            1999        1998
                                          --------    --------

Revenues, rent earned                     $173,035    $166,358
                                          --------    --------

Operating expenses:
  Payroll and related costs                 12,948      10,721
  Depreciation                              33,526      33,526
  Property taxes                            17,042      15,386
  Professional services                      3,000      11,600
  Insurance                                  3,669       4,325
  Other                                     10,152      14,445
                                          --------    --------
                                            80,337      90,003
                                          --------    --------

     Operating income                       92,698      76,355
                                          --------    --------

Nonoperating income and (expense)
  Interest income                            2,286       1,455
  Interest expense                         (75,507)    (78,127)
                                          --------    --------
                                           (73,221)    (76,672)
                                          --------    --------

     Income (loss) before income taxes      19,477        (317)

Applicable income taxes                      3,672       2,964
                                          --------    --------

     Net income (loss)                    $ 15,805    $ (3,281)
                                          ========    ========

     Income (loss) per common share       $    .00    $    .00
                                          ========    ========



See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended December 31, 1999 and 1998
                                  (Unaudited)

                                                                   1999         1998
                                                                 --------     ---------
Cash flows from operating activities
  Cash received from leases                                      $200,762     $ 166,417
  Interest received                                                 2,286         1,455
  Cash paid to suppliers and employees                            (94,901)     (107,711)
  Interest paid                                                   (50,361)      (78,127)
                                                                 --------     ---------
       Net cash provided by (used in) operating activities         57,786       (17,966)
                                                                 --------     ---------

Cash flows from financing activities
  Principal payments on long-term debt                            (20,405)      (28,270)
                                                                 --------     ---------
       Net cash (used in) financing activities                    (20,405)      (28,270)
                                                                 --------     ---------

Net (decrease) increase in cash                                    37,381       (46,236)

Cash at beginning of period                                       155,916       157,248
                                                                 --------     ---------

Cash at end of period                                            $193,297     $ 111,012
                                                                 ========     =========


Reconciliation of net income (loss) to net cash provided by
 operating activities:
  Net income (loss)                                              $ 15,805     $  (3,281)
  Deferred income taxes                                             2,922         2,964
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                  33,526        33,528
     Changes in assets and liabilities
       (Increase) decrease in other assets                         33,892            59
       Increase (decrease) in accounts payable, accrued
        expenses, and deferrals                                   (28,359)      (51,236)
                                                                 --------     ---------

       Net cash provided by (used in) operating activities       $ 57,786     $ (17,966)
                                                                 ========     =========


See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

             Notes to Condensed Consolidated Financial Statements


Note 1 - Summary of significant accounting policies

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended September 30, 1999 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

Note 2 - Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at December 31, 1999:

       Land                             $  512,760
       Warehouse and buildings           5,467,776
                                        ----------
                                         5,980,536
       Less accumulated depreciation     1,153,452
                                        ----------
                                        $4,827,084
                                        ==========

Refer to the Company's Form 10-KSB for the year ended September 30, 1999 for further information on operating lease agreements and terms.

Note 3 - Long-term debt

Long-term debt consisted of the following at December 31, 1999:

   7.875% note payable to an insurance company due in monthly payments of
   $35,633, including interest, through June 2015, collateralized by real estate
   and assignment of lease payments from the property.                                $3,821,992

   Less current maturities                                                               128,786
                                                                                      ----------
                                                                                      $3,693,206
                                                                                      ==========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's results of operations for the three month period ended December 31, 1999, and a comparative analysis of the same period for the 1998 year are presented below:

                                          Increase (Decrease)
                                           1999 Compared to
                                                 1998
                                          -------------------
                         1999      1998     Amount    Percent
                       --------  -------- --------   --------
Leasing revenue        $173,035  $166,358  $ 6,677       4.0%

Operating expenses       80,337    90,003   (9,666)    (10.7)%

Interest expense         75,507    78,127   (2,620)     (3.3)%

Revenue from leasing has increased from 1998 primarily as a result of a new tenant beginning October 1, 1999 at the Company's retail strip center located on Washington Road in Augusta, Georgia.

On an annualized basis, current revenue from leasing remains constant from leasing revenue for the Company's fiscal year ended September 30, 1999.

Refer to the Company's Form 10-KSB for the year ended September 30, 1999 for further information regarding the properties owned and lease terms.

Operating expenses for 1998 include professional fees paid to a developer to assist the Company in identifying real estate opportunities in the Company's market area. The Company did not incur expenses of this nature during 1999. Except for this professional expense, operating expenses for the current quarter are comparable to 1998 and, on an annualized basis, are comparable to the Company's operating expenses for the fiscal year ended September 30, 1999. Management of the Company expects quarterly operating expenses for the remainder of the fiscal year to be comparable to the current quarter.

Interest expense for the current quarter has remained constant from 1998. On an annualized basis, management expects interest expense to be comparable to the Company's interest expense for the fiscal year ended September 30, 1999.

The Company's ratio of current assets to current liabilities at December 31, 1999 was 1.6. The ratio was .88 at December 31, 1998.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  27   Financial Data Schedule

  (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND & DEVELOPMENT CORPORATION
                    ---------------------------------------
                                 (Registrant)



January 27, 2000                              By: /s/ T. Greenlee Flanagin
                                                  ------------------------
                                                  T. GREENLEE FLANAGIN
                                                  President
                                                  Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------


Exhibit Number             Description                    Sequential Page Number


     27               Financial Data Schedule                   11 - 12