Form 10QSB
period 2000-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2000-05-12
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB
[X]                Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000



[_]  Transition Report Pursuant to 13 or 15(d) of the Securities Exchange
                                  Act of 1934

         For the transition period from _______________ to ______________

                        Commission File Number 0-7865.
                                               ------

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                   -----------------------------------------

           GEORGIA                                        58-1088232
           -------                                        ----------
(State or other Jurisdiction of            (I.R.S. Employer Identification
Incorporation or Organization)                          Number)

2816 Washington Road, #103,
Augusta, Georgia                                             30909
---------------------------------                            -----
(Address of Principal Executive                             Zip Code
 Offices)

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
                                    ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding at March 31, 2000
----------------------------                   -----------------------------
Common Stock, $.10 Par Value                          5,258,886 shares

Transitional Small Business Disclosure Format:  Yes ___________  No      X
                                                                    ----------

                         PART I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements

The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:

                                                                      Page
                                                                      ----

Condensed Consolidated Balance Sheet as of March 31, 2000                2

Condensed Consolidated Statements of Income for the Six Months
 Ended March 31, 2000 and 1999, and the Three Months Ended
 March 31, 2000 and 1999                                                 3

Condensed Consolidated Statements of Cash Flows for the Six Months
 Ended March 31, 2000 and 1999                                           4

Notes to Condensed Consolidated Financial Statements                     5

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                     Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                March 31, 2000


                                    ASSETS
Current assets
 Cash                                                                  $  108,576
                                                                       ----------
   Total current assets                                                   108,576
                                                                       ----------

Investments and other assets
 Land and improvements, at cost                                         1,663,061
 Property leased to others under operating leases, less accumulated
  depreciation $1,186,979                                               4,793,558
                                                                       ----------
                                                                        6,456,619
                                                                       ----------

                                                                       $6,565,195
                                                                       ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                      $    3,517
 Current portion of long-term debt                                        128,786
 Accrued interest                                                          25,146
 Other current liabilities                                                 64,736
                                                                       ----------
   Total current liabilities                                              222,185
                                                                       ----------

Long-term debt, less current maturities                                 3,661,333
                                                                       ----------

Deferred taxes                                                            136,135
                                                                       ----------

Deferred income                                                           373,873
                                                                       ----------

Stockholders' equity
 Common stock, at par value                                               623,761
 Paid-in capital                                                          333,766
 Retained earnings                                                      1,314,142
                                                                       ----------
                                                                        2,271,669
 Less subscribed shares                                                   100,000
                                                                       ----------
                                                                        2,171,669
                                                                       ----------

                                                                       $6,565,195
                                                                       ==========

See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                Three                    Six        Three         Six
                                                Months                  Months      Months       Months
                                                 Ended                   Ended      Ended         Ended
                                               March 31,                March 31,  March 31,     March 31,
                                                 2000                     2000       1999          1999
                                               ---------              ----------   ---------    ----------
Revenues, rent earned                           $166,136              $ 339,171    $159,912     $ 326,270
                                                --------              ---------    --------     ---------

Operating expenses:
 Payroll and related costs                        15,865                 28,813      14,496        25,217
 Depreciation                                     33,526                 67,052      33,526        67,052
 Taxes                                            17,726                 34,768      14,781        30,167
 Professional services                            13,020                 16,020       9,310        20,910
 Insurance                                         2,656                  6,325       2,167         6,492
 Other                                            14,359                 24,511      11,425        25,870
                                                --------              ---------    --------     ---------
                                                  97,152                177,489      85,705       175,708
                                                --------              ---------    --------     ---------

  Operating income                                68,984                161,682      74,207       150,562
                                                --------              ---------    --------     ---------

Nonoperating income (expense):
 Gain on sale of property                        662,094                662,094           -             -
 Interest income                                   2,461                  4,747       1,556         3,011
 Interest expense                                (75,025)              (150,532)    (77,431)     (155,558)
                                                --------              ---------    --------     ---------
                                                 589,530                516,309     (75,875)     (152,547)
                                                --------              ---------    --------     ---------

  Income (loss) before income taxes              658,514                677,991      (1,668)       (1,985)

Applicable income taxes                           89,051                 92,723       2,963         5,927
                                                --------              ---------    --------     ---------

  Net income (loss)                             $569,463              $ 585,268    $ (4,631)    $  (7,912)
                                                ========              =========    ========     =========

  Income (loss) per common share                $    .11              $     .11    $      -     $       -
                                                ========              =========    ========     =========



See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                          2000         1999
                                                                        ---------     ---------
Cash flows from operating activities
  Cash received from leases                                             $ 360,736     $ 344,945
  Interest received                                                         4,747         3,011
  Cash paid to suppliers and employees                                   (143,327)     (137,082)
  Interest paid                                                          (125,386)     (155,558)
                                                                        ---------     ---------
     Net cash provided by operating activities                             96,770        55,316
                                                                        ---------     ---------

Cash flows from investing activities
  Purchase of land and improvements                                       (91,832)            -
                                                                        ---------     ---------
     Net cash used in investing activities                                (91,832)            -
                                                                        ---------     ---------

Cash flows from financing activities
  Principal payments on long-term debt                                    (52,278)      (57,738)
                                                                        ---------     ---------
     Net cash used in financing activities                                (52,278)      (57,738)
                                                                        ---------     ---------

Net decrease in cash                                                      (47,340)       (2,422)

Cash at beginning of period                                               155,916       157,248
                                                                        ---------     ---------

Cash at end of period                                                   $ 108,576     $ 154,826
                                                                        =========     =========


Reconciliation of net income to net cash provided by
 operating activities:
  Net income (loss)                                                     $ 585,268     $  (7,912)
  Deferred income taxes                                                    91,973         5,927
  Gain on sale of property                                               (662,094)            -
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
    Depreciation                                                           67,052        67,052
    Changes in assets and liabilities
     Decrease in receivables                                               34,031        31,000
     Increase (decrease) in accounts payable, accrued expenses
      and deferrals                                                       (19,460)      (40,751)
                                                                        ---------     ---------

     Net cash provided by operating activities                          $  96,770     $  55,316
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

Note 2 - Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at March 31, 2000:


            Land                                                 $  512,760
            Warehouse and buildings                               5,467,776
                                                                 ----------
                                                                  5,980,536
            Less accumulated depreciation                         1,186,978
                                                                 ----------

                                                                 $4,793,558
                                                                 ==========

Refer to the Company's Form 10-KSB for the year ended September 30, 1999 for further information on operating lease agreements and terms.

Note 3 - Long-term debt

Long-term debt consisted of the following at March 31, 2000:

  7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease
  payments from the property.                                    $3,790,119

  Less current maturities                                           128,786
                                                                 ----------

                                                                 $3,661,333
                                                                 ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's results of operations for the six month period ended March 31, 2000, and a comparative analysis of the same period for the 1999 year are presented below:


                                              Increase (Decrease)
                                                2000 Compared to
                                                       1999
                                              -------------------
                              2000      1999     Amount    Percent
                            --------  --------  --------   -------

     Leasing revenue        $339,171  $326,270  $12,901       4.0%

     Operating expenses      177,489   175,708    1,781       1.0%

     Interest expense        150,532   155,558   (5,026)     (3.2)%


Revenue from leasing has increased from 1999 primarily as a result of a new tenant beginning October 1, 1999 at the Company's retail strip center located on Washington Road in Augusta, Georgia.

On an annualized basis, current revenue from leasing remains constant from leasing revenue for the Company's fiscal year ended September 30, 1999.

Refer to the Company's Form 10-KSB for the year ended September 30, 1999 for further information regarding the properties owned and lease terms.

Operating expenses for the 2000 period are comparable to 1999 and, on an annualized basis, are comparable to the Company's operating expenses for the fiscal year ended September 30, 1999. Management of the Company expects operating expenses for the remainder of the fiscal year to be comparable to the present six month period.

Interest expense for the current period is comparable to 1999 and, on an annualized basis, is comparable to the Company's interest expense for the fiscal year ended September 30, 1999.

During the quarter ended March 31, 2000 the Company sold approximately 32 acres of undeveloped land located on Washington Road in Augusta, Georgia. The Company recognized a gain of $662,094 on the sale. A principal officer and stockholder of the Company acted as real estate agent on the sale through a brokerage company. The brokerage company received a commission of $47,000 on the sale.

The Company invested the sale proceeds in purchases of additional undeveloped land. The Company purchased approximately 10 acres in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road. The land was purchased in two transactions. The Company owns a 68% interest in 6.92 acres on Washington Road. The first transaction was to acquire the remaining approximately 32% of this tract, and approximately 4 additional acres. The land was acquired from an entity in which a principal stockholder and member of the Board of Directors of the Company is a significant owner. The purchase price of the land was $522,846. The second transaction was a purchase of approximately 4 acres in Evans, Georgia at North Belair Road Extension, adjacent to the purchased property previously described. The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals. The purchase price of the land was $371,970.

The sale and purchase transactions described above have been structured as a tax-deferred like-kind exchange under Section 1031 of the Internal Revenue Code. Accordingly, the Company has not provided for current income taxes related to the gain on the sale, but has provided for appropriate deferred income taxes.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's ratio of current assets to current liabilities at March 31, 2000 was .49. The ratio was .87 at March 31, 1999.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  27   Financial Data Schedule

  (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND & DEVELOPMENT CORPORATION
                    ---------------------------------------
                                 (Registrant)



May 15, 2000                         By:  /s/  T. Greenlee Flanagin
                                       ----------------------------
                                          T. GREENLEE FLANAGIN
                                           President
                                           Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------


Exhibit Number               Description                Sequential Page Number


  27                     Financial Data Schedule                11 - 12