Form 10QSB
period 2000-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2000-08-11
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB
[X]                Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000

[_]  Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of
                                     1934

         For the transition period from ____________ to _____________

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

  --------------------------------------------------------------------------
       (Former Name, Address & fiscal year, if changed from last report.)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES   X   NO _______
                                 -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding at June 30, 2000
----------------------------                    ----------------------------
Common Stock, $.10 Par Value                          5,258,886 shares

Transitional Small Business Disclosure Format: Yes ______  No  X
                                                              ---

                         PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:

                                                                       Page
                                                                       ----

Condensed Consolidated Balance Sheet as of June 30, 2000                  2

Condensed Consolidated Statements of Income for the Nine Months
 Ended June 30, 2000 and 1999, and the Three Months Ended
 June 30, 2000 and 1999                                                   3

Condensed Consolidated Statements of Cash Flows for the Nine Months
 Ended June 30, 2000 and 1999                                             4

Notes to Condensed Consolidated Financial Statements                      5

           SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARY

                     Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                 June 30, 2000

                                        ASSETS

Current assets
  Cash                                                                  $  119,354
                                                                        ----------
     Total current assets                                                  119,354
                                                                        ----------

Investments and other assets
  Land and improvements, at cost                                         1,677,591
  Property leased to others under operating leases, less accumulated
   depreciation $617,570                                                 4,562,729
                                                                        ----------
                                                                         6,240,320
                                                                        ----------

Replacement property funds                                                 511,585
                                                                        ----------
                                                                        $6,871,259
                                                                        ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                       $    3,517
 Current portion of long-term debt                                         128,786
 Accrued interest                                                           25,146
 Other current liabilities                                                  83,385
                                                                        ----------
  Total current liabilities                                                240,834
                                                                        ----------

Long-term debt, less current maturities                                  3,628,826
                                                                        ----------

Deferred taxes                                                             196,277
                                                                        ----------

Deferred income                                                            367,710
                                                                        ----------

Stockholders' equity
 Common stock, at par value                                                623,761
 Paid-in capital                                                           333,766
 Retained earnings                                                       1,580,085
                                                                        ----------
                                                                         2,537,612
 Less subscribed shares                                                    100,000
                                                                        ----------
                                                                         2,437,612
                                                                        ----------

                                                                        $6,871,259
                                                                        ==========

See notes to the condensed consolidated financial statements.

           SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                            Three       Nine         Three        Nine
                                           Months      Months       Months       Months
                                            Ended       Ended        Ended        Ended
                                          June 30,    June 30,     June 30,     June 30,
                                            2000        2000         1999         1999
                                         ---------   ----------    ---------    ---------
Revenues:
  Rent earned                            $ 164,902   $  504,073    $ 167,956    $ 494,226
                                         ---------   ----------    ---------    ---------

Operating expenses:
  Payroll and related costs                 12,580       41,393       11,604       36,821
  Depreciation                              30,310       97,362       33,526      100,578
  Taxes                                     17,500       52,268       14,719       44,886
  Professional services                      4,320       20,340        3,670       24,580
  Insurance                                  2,958        9,283        2,401        8,893
  Other                                     10,165       34,676       11,368       37,237
                                         ---------   ----------    ---------    ---------
                                            77,833      255,322       77,288      252,995
                                         ---------   ----------    ---------    ---------

     Operating income                       87,069      248,751       90,668      241,231
                                         ---------   ----------    ---------    ---------

Nonoperating income (expense):
  Gain on sale of property                 311,816      973,910            -            -
  Interest income                            1,593        6,340        1,804        4,815
  Interest expense                         (74,394)    (224,926)    (102,333)    (257,891)
                                         ---------   ----------    ---------    ---------
                                           239,015      755,324     (100,529)    (253,076)
                                         ---------   ----------    ---------    ---------

     Income (loss) before income taxes     326,084    1,004,075       (9,861)     (11,845)

Income taxes                                60,412      153,135        2,963        8,890
                                         ---------   ----------    ---------    ---------

     Net income (loss)                   $ 265,672   $  850,940    $ (12,824)   $ (20,735)
                                         =========   ==========    =========    =========

    Income per common share              $     .05   $      .16    $       -    $       -
                                         =========   ==========    =========    =========

See notes to the condensed consolidated financial statements.

           SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                  2000         1999
                                                               ---------    ---------
Cash flows from operating activities
  Cash received from leases                                    $ 519,615    $ 506,738
  Interest received                                                6,340        4,815
  Cash paid to suppliers and employees                          (146,444)    (165,294)
  Interest paid                                                 (224,926)    (257,891)
                                                               ---------    ---------
   Net cash provided by operating activities                     154,585       88,368
                                                               ---------    ---------

Cash flows from investing activities
  Purchase of land improvements                                 (106,362)           -
                                                               ---------    ---------
   Net cash used in investing activities                        (106,362)           -
                                                               ---------    ---------

Cash flows from financing activities
  Principal payments on long-term debt                           (84,785)     (97,939)
                                                               ---------    ---------
   Net cash used in financing activities                         (84,785)     (97,939)
                                                               ---------    ---------

Net decrease in cash                                             (36,562)      (9,571)

Cash at beginning of period                                      155,916      157,248
                                                               ---------    ---------

Cash at end of period                                          $ 119,354    $ 147,677
                                                               =========    =========

Reconciliation of net income (loss) to net cash provided by
 operating activities:
  Net income (loss)                                            $ 850,940      (20,735)
  Depreciation                                                    97,362      100,578
  Gain on sale of property                                      (973,910)           -
  Deferred taxes                                                 153,135        8,890
  Deferred revenue                                               (18,489)     (18,489)
  Net change in assets and liabilities                            45,547       18,124
                                                               ---------    ---------

   Net cash provided by operating activities                   $ 154,585    $  88,368
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

Note 2 - Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at June 30, 2000:

          Land                                                      $  335,797
          Warehouse and buildings                                    4,844,502
                                                                    ----------
                                                                     5,180,299
          Less accumulated depreciation                                617,570
                                                                    ----------
                                                                    $4,562,729
                                                                    ==========

Refer to the Company's Form 10-KSB for the year ended September 30, 1999 for further information on operating lease agreements and terms.

Note 3 - Long-term debt

Long-term debt consisted of the following at June 30, 2000:

   7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease payments
   from the property.                                               $3,757,612

   Less current maturities                                             128,786
                                                                    ----------

                                                                    $3,628,826
                                                                    ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's results of operations for the nine month period ended June 30, 2000, and a comparative analysis of the same period for the 1998 year are presented below:

                                               Increase (Decrease)
                                                2000 Compared to
                                                      1999
                                               -------------------
                             2000      1999     Amount     Percent
                           --------  --------  --------    -------

    Leasing revenue        $504,073  $494,226  $  9,847      1.9%

    Operating expenses      255,322   252,995     2,327       .9%

    Interest expense        224,926   257,891   (32,965)   (12.8)%

Revenue from leasing has increased from 1999 primarily as a result of a new tenant beginning October 1, 1999 at the Company's strip center located on Washington Road in Augusta, Georgia.

On an annualized basis, current revenue from leasing remains constant from leasing revenue for the Company's fiscal year ended September 30, 1999.

Refer to the Company's Form 10-KSB for the year ended September 30, 1999 for further information regarding the properties owned and lease terms.

Operating expenses for the 2000 period are comparable to 1999 and, on an annualized basis, are comparable to the Company's operating expenses for the fiscal year ended September 30, 1999. Management of the Company expects quarterly operating expenses for the remainder of the fiscal year to be comparable to the current nine month period.

Interest expense for the current period and for the current year has decreased from 1999 as a result of the timing of a principal and interest payment by the Company during the quarter ended June 30, 1999, in addition to the declining principal balance. Management expects interest expense for the year ended September 30, 2000 to decline from interest expense from the previous year as the outstanding debt continues to amortize.

During the quarter ended June 30, 2000, the Company sold an industrial property site located on approximately 16 acres in Athens, Georgia. The Company recognized a gain of $311,816 on the sale.

This sale transaction has been structured as a tax-deferred like-kind exchange under Section 1031 of the Internal Revenue Code. Accordingly, the Company has not provided for current income taxes related to the gain on the sale, but has provided for appropriate deferred income taxes. The Company has identified potential replacement properties but as of June 30, 2000 has not completed the property acquisition. The funds for acquisition are being held by a third-party intermediary and are presented on the Company's balance sheet as Replacement Property Funds.

The Company's ratio of current assets to current liabilities at June 30, 2000 was .50. The ratio was .75 at June 30, 1999.

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

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  27  Financial Data Schedule

  (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND & DEVELOPMENT CORPORATION
                    ---------------------------------------
                                 (Registrant)


August 4, 2000                             By: /s/  T. Greenlee Flanagin
                                              --------------------------
                                               T. GREENLEE FLANAGIN
                                                President
                                                Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit Number                    Description             Sequential Page Number


     27                     Financial Data Schedule                11 - 12