Form 10KSB40
period 2000-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2000-12-28
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended September 30, 2000

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from ______________ to ______________

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's total revenues for the fiscal year ended September 30, 2000 were $708,093.

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

The Company's primary development and income producing activities are:

1. Retail strip center on approximately 15 acres on Washington Road in Augusta. Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. and is operated as a retail food supermarket. The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants. At September 30, 2000, approximately 10,400 square feet of this space was leased.

2. Commercial property on Washington Road in Augusta, currently leased as a single family home.

3. Development property totaling approximately 10 adjoining acres on Belair Road and North Belair Road Extension at Washington Road in Evans, Georgia.

The Company owns certain other properties that are fully described in Item 2, "Description of Property."

Construction of the retail strip center in Augusta was completed in May 1995 and the lease with Publix became effective May 15, 1995. The center represents approximately 99% of the Company's net leased assets. Leasing revenue from the lease with Publix Supermarkets, Inc. represented 78% and 79% of the Company's total gross leasing revenue for the years ended September 30, 2000 and 1999, respectively. Management of the Company expects this lease to continue to provide a substantial portion of the Company's revenue from leasing. See Item 2, "Description of Property" for additional information related to this property and the lease agreement.

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

The Company currently owns the following properties in fee simple interest:

1. Strip center on approximately 15 acres on Washington Road in Augusta, Georgia.

2. Approximately 3.68 acres with a residential structure on Washington Road in Augusta, Georgia.

3. Approximately 10.78 undeveloped acres on Belair Road and North Belair Road Extension at Washington Road in Evans, Georgia.

4.   108 undeveloped acres in south Richmond County, Georgia.

5.   A one-acre lot adjacent to the Royal Palms Motel in Augusta, Georgia.

6. Approximately 1.0 acres of undeveloped land on Old Evans Road, near Washington Road in Augusta, Georgia.

7.   One undeveloped lot in Dublin, Georgia.

8. Approximately 1.0 acres of undeveloped land held for investment purposes on Washington Road in Augusta, Georgia.

Description of real estate and operating data -

The net book value of the strip center amounts to approximately 65% of the Company's total assets at September 30, 2000.

Construction of the retail strip center on Washington Road was completed May 1995. The center has 69,000 square feet of available lease space. The center was constructed with the intention of being operated as a strip center and is suitable and adequate for such purpose. The Company has leased 56,000 square feet to Publix Supermarkets, Inc., which, as the center's anchor store, operates a retail food supermarket. The Company, as lessor, has a twenty year lease agreement with Publix. The lease became effective May 15, 1995. The lease provides for annual rentals of $463,205, and for the Company to receive 1.25% of this store's annual gross sales in excess of approximately $37 million. For the Company's years ended September 30, 2000 and 1999, the supermarket had not achieved this sales level. The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix. For 2000 this reimbursement was approximately $34,175. At the lessee's option the lease may be extended in five year increments for an additional twenty years on substantially the same lease terms. As part of the lease agreement, Publix contributed approximately $500,000 to the construction of the facility. The Company capitalized this contribution and is recognizing it as revenue over the twenty year life of the lease. The center, excluding land, cost approximately $4,800,000. The Company has financed the center with a $4,300,000 loan fixed at 7.875% interest amortized monthly for twenty years. Annual principal and interest payments are $427,596. The balance of the loan was $3,711,726 at September 30, 2000. The loan matures May 2015 and will be fully amortized at that time. The loan is secured by the center and the assignment of lease payments from the property. The property is located on Washington Road in Augusta, Georgia. This road is the location of numerous business establishments, including competing strip centers. The road also has a high volume of traffic providing potential customers for the Company's tenants. The Company's operation of the center is dependent upon management's ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet leased to other tenants. The Company competes with other strip centers in the area to maintain stable occupancy. Management of the Company believes that the location and visibility of the center provides for favorable conditions for maintaining occupancy. At September 30, 2000, the Company had leased 80% of the 13,000 square feet not leased to Publix. These individual leases have terms of from three to five years with monthly lease payments ranging from $1,050 to $2,800. Following is certain information regarding the strip center at September 30, 2000:

     Occupancy rate - 96%     (Publix is the only tenant to occupy 10% or more
                              of the leasable square feet.)


     Effective rental rates -               Square Feet     Rental Per
                                              Leased        Square Foot
                                            -----------     -----------

               Publix Supermarkets, Inc.       56,146          $ 8.25
               Other tenants                   10,400           12.15

The principal business of the other tenants currently includes a hair salon, take-out restaurant, stock brokerage office and similar small business operations.

Schedule of lease expirations for each of the next ten years, beginning with the Company's year end September 30, 2001 is presented below (does not include potential extensions).

                                     Total area in                       Percentage of
                 Number of tenants    square feet     Annual rental      gross annual
 Year ending     whose leases will    covered by     represented by   rental represented
 September 30,        expire        expiring leases  expiring leases  by expiring leases
 -------------   -----------------  ---------------  ---------------  ------------------
     2001                2                2,600           30,902                5%
     2002                1                2,600           33,800                6%
     2003                1                1,300           16,900                3%
     2004                -                    -                -                -
     2005                2                2,600           37,050                8%
 2006 - 2010             -                    -                -                -

The percentage of gross annual rental represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve month fiscal period.

The Company currently does not have plans for significant renovations or improvements to the center.

The Federal tax basis of the center, excluding land and before accumulated depreciation, is $4,832,562. Accumulated depreciation is $1,068,486. The building and structure is being depreciated by the straight-line method over 39 years. The site work of the center is being depreciated by the 150% declining balance method over 15 years. Total property taxes on the center for 2000 were $44,651.

During the year ended September 30, 2000, the Company sold approximately 32 acres of undeveloped land located on Washington Road in Augusta, Georgia, described as property 2 of Item 2 from the September 30, 1999 Form 10-KSB report. The net sales price of the sale was approximately $890,000. The Company recognized a gain of $646,094 on the sale.

The Company invested the sale proceeds in purchases of additional undeveloped land. The Company purchased approximately 10 acres in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road. The land was purchased in two transactions. The first transaction was to acquire the remaining one-third interest in 6.92 acres of land from an entity in which a principal stockholder and member of the Board of Directors of the Company is a significant owner. The purchase price of the land was $522,846. The second transaction was a purchase of approximately 4 acres in Evans, Georgia adjacent to the purchased property previously described. The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals. The purchase price of the land was $371,970.

The sale and purchase transactions described above have been structured as a tax-deferred like-kind exchange under Section 1031 of the Internal Revenue Code.

The net book value of the investment property acquired in the transaction described above amounts to approximately 19% of the Company's total assets. The property has a federal tax basis of $1,288,861. There is no debt on the property. The property is held by the Company for investment and appreciation. Total property taxes on the property were $12,683 for 2000.

No other property owned by the Company at September 30, 2000, had a book value amounting to 10% or more of the total assets of the Company.

During the year ended September 30, 2000, the Company sold an industrial property site located on approximately 16 acres in Athens, Georgia, described as property 3 of Item 2 of the September 30, 1999 Form 10-KSB report. The Company recognized a gain of $311,816 on the sale.

This sale transaction has been structured as a tax-deferred like-kind exchange under Section 1031 of the Internal Revenue Code. The Company has identified potential replacement properties but as of September 30, 2000 has not completed the property acquisition. The funds for acquisition are being held by a third-party intermediary and are presented on the Company's balance sheet as Replacement Property Funds.

The approximately 1.0 acres of undeveloped land on Old Evans Road in Augusta,
Georgia has a Federal  tax  basis  of  $342,122.   There  is no debt on the
property. The Company currently has no plans for development or improvement of this property. The property is held by the Company for investment and appreciation. The property is located in an area of Augusta that has experienced both commercial and residential growth for a number of years. This land is also located near Washington

Road (though not near the strip center). The continued development in this area and the decreasing supply of vacant land may enhance the appreciation and future marketability of the property. Total property taxes on the property were $3,287 for 2000.

The combined Federal tax basis of the remaining investment properties of the Company is approximately $140,000. There is no debt on any of these properties. The properties are undeveloped real estate held by the Company for investment and appreciation. The Company currently has no plans for development or improvement of these properties.

All of the properties owned by the Company are owned in fee simple interest.

In the opinion of management of the Company, all of the properties owned by the Company are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

The Company is presently not a party to any matters of litigation.

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

The annual meeting of stockholders of the Company will be held in March of 2001, as designated by a vote of the board of directors on May 2, 2000, for the purpose of voting to set the number of directors serving the Company, to elect a slate of directors to serve the Company, and to elect an audit firm for the Company.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's securities. The approximate number of holders of the Company's common stock is 750.

No dividends have been declared or paid during the two years ending September 30, 2000. The Company has no restrictions that currently, or that may reasonably be expected, to limit materially the amount of dividends paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's primary business activities are the acquisition, development and leasing of developed and undeveloped real estate. The objectives of the Company are capital appreciation from real estate investments and income from leasing.

                             RESULTS OF OPERATIONS

                                                         Increase (Decrease)
                                                          2000 compared to
                                                                 1999
                                                         -------------------
                                       2000      1999     Amount    Percent
                                     --------  --------  --------   --------
          Leasing revenue            $708,093  $694,165  $ 13,928         2%
          Operating expenses          346,937   357,507   (10,570)      ( 3)
          Interest expense            296,926   333,942   (37,016)      (11)
          Land sale                   957,910         -   957,910       100
          Net income                  871,834     8,129   863,705         -


                                                         Increase (Decrease)
                                                          1999 compared to
                                                                 1998
                                                         -------------------
                                       1999      1998     Amount    Percent
                                     --------  --------  --------   --------
          Leasing revenue            $694,165  $719,968  $(25,803)     ( 4)%
          Operating expenses          357,507   319,993    37,514       12
          Interest expense            333,942   317,537    16,405        5
          Net income                    8,129    75,345   (67,216)     (89)

Revenue from leasing activities is provided by the following properties:

                                                   2000      1999       1998
                                                 --------  --------  --------

          Retail strip center                    $685,595  $671,221  $682,961
          Bulk storage warehouse                        -     1,400     3,400
          Other                                    22,498    21,544    33,607

Years Ended September 30, 2000 and 1999

The retail strip center was completed in May 1995, with 1996 being the first full twelve month period of operations. The center consists of approximately 69,000 square feet. Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the center's anchor store. See Item 2, "Description of Property" for information regarding the lease agreement with Publix. The remaining approximately 13,000 square feet is available for lease to additional tenants. This additional space was 80% leased as of the period ending September 30, 2000 and 90% leased as of the period ended September 30, 1999. Also see Item 2, "Description of Property" for effective rental rates and lease expirations related to this property.

Leasing revenue from the retail strip center remained relatively consistent compared with respective prior year's amounts. Management expects the strip center to be a principal activity of the Company and to continue to provide a substantial portion of the Company's operating revenue.

Revenue from the bulk storage warehouse on the industrial property site for 2000 has decreased as the property was sold by the Company during 2000.

Revenue from the Company's other leasing properties has remained relatively constant from 1999.

Two land-sales transactions in the current year accounted for $646,094 and $311,816, respectively, of gains recognized for book purposes, for a total of approximately $957,910. These transactions are fully described in Item 2, "Description of Property."

Operating expenses decreased $10,570 (3%) from 1999. Management of the Company expects operating expenses for 2001 to be consistent with 2000. Significant line item expense fluctuations from 1999 to 2000 are presented below.

Commission expense decreased $4,800 from 1999 due to the culmination of the contract for commissions paid to professionals for leasing property owned by the Company.

Professional services expenses decreased approximately $4,500 from 1999 due to the culmination of the contract for fees paid to a consultant to locate additional tenants for the Company's properties and to locate potential purchasers for the Company's properties currently for sale.

Interest expense for the current fiscal year has decreased from 1999 as a result of the timing of a principal and interest payment during the previous fiscal year in which an additional payment had been recognized. Management expects interest expense for the year ending September 30, 2001 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

Income tax expense increased approximately $156,910 from 1999 due to the Company's increase in income before income taxes, primarily related to current year land sales.

The ratio of current assets to current liabilities was .50 at September 30, 2000, and was .83 at September 30, 1999. Management of the Company expects future liquidity needs of the Company to be met from operating revenues of the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of Security Land & Development Corporation and Subsidiary are included herein:

                                                                     Page No.
                                                                     --------

    Report of Independent Certified Public Accountants                   11

    Consolidated Balance Sheets as of September 30, 2000 and 1999        12

    Consolidated Statements of Income and Comprehensive Income
     for the years ended September 30, 2000 and 1999                     13

    Consolidated Statements of Stockholders' Equity for the years
     ended September 30, 2000 and 1999                                   14

    Consolidated Statements of Cash Flows for the years ended
     September 30, 2000 and 1999                                         15

    Notes to Consolidated Financial Statements                        16 - 21

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Security Land and Development
Corporation and Subsidiary
Augusta, Georgia


We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation and Subsidiary as of September 30, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiary as of September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Augusta, Georgia
November 1, 2000

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                          Consolidated Balance Sheets

                          September 30, 2000 and 1999

                                    ASSETS

                                                                                   2000             1999
                                                                                ----------      ----------
Current assets
  Cash and cash equivalents                                                     $   93,516      $  155,916
  Lease payments receivable                                                         34,175          34,031
                                                                                ----------      ----------
     Total current assets                                                          127,691         189,947
                                                                                ----------      ----------

Investments and other assets
  Land and improvements, at cost                                                 1,677,591         909,135
  Property leased to others under operating leases, less
   accumulated depreciation 2000 $647,880; 1999 $1,119,927                       4,532,277       4,860,470
  Deferred tax asset                                                                 4,903           7,877
                                                                                ----------      ----------
     Total investments and other assets                                          6,214,771       5,777,482
                                                                                ----------      ----------

Replacement property funds                                                         511,726               -
                                                                                ----------      ----------

                                                                                $6,854,188      $5,967,429
                                                                                ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                              $    3,517      $    3,517
  Accrued expenses                                                                  42,503          28,781
  Accrued property taxes                                                            69,250          68,094
  Current maturities of long-term debt                                             139,302         128,786
                                                                                ----------      ----------
     Total current liabilities                                                     254,572         229,178
                                                                                ----------      ----------

Long-term debt, less current maturities                                          3,572,424       3,713,611
                                                                                ----------      ----------

Deferred taxes                                                                     207,409          52,039
                                                                                ----------      ----------

Deferred income                                                                    361,547         386,199
                                                                                ----------      ----------

Stockholders' equity
  Common stock, par value $.10 per share, authorized 30,000,000
   shares; issued 6,258,886, outstanding 5,258,886                                 623,761         623,761
  Additional paid-in capital                                                       333,766         333,766
  Retained earnings                                                              1,600,709         728,875
                                                                                ----------      ----------
                                                                                 2,558,236       1,686,402
  Less subscribed shares (1,000,000 shares)                                        100,000         100,000
                                                                                ----------      ----------
     Total stockholders' equity                                                  2,458,236       1,586,402
                                                                                ----------      ----------

                                                                                $6,854,188      $5,967,429
                                                                                ==========      ==========

See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

          Consolidated Statements of Income and Comprehensive Income

                    Years ended September 30, 2000 and 1999


                                                          2000         1999
                                                       ----------   ----------
Revenue, rents earned                                  $  708,093   $  694,165
                                                       ----------   ----------

Operating expenses
  Payroll and related costs                                51,272       49,847
  Depreciation                                            127,672      134,104
  Repairs and maintenance                                  37,339       32,734
  Property taxes                                           69,768       68,167
  Commissions                                                 360        5,200
  Professional services                                    27,257       31,756
  Insurance                                                13,127       13,737
  Other                                                    20,142       21,962
                                                       ----------   ----------
                                                          346,937      357,507
                                                       ----------   ----------

     Operating income                                     361,156      336,658
                                                       ----------   ----------

Nonoperating income (expense)
  Gain on sale of property                                957,910            -
  Interest income                                           8,038        6,847
  Interest expense                                       (296,926)    (333,942)
                                                       ----------   ----------
                                                          669,022     (327,095)
                                                       ----------   ----------

     Income before income taxes                         1,030,178        9,563

Applicable income taxes                                   158,344        1,434
                                                       ----------   ----------

     Net income                                        $  871,834   $    8,129
                                                       ==========   ==========

Income per common share                                $     0.17   $     0.00
                                                       ==========   ==========

See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                    Years ended September 30, 2000 and 1999


                               Common Stock                                              Total
                          ----------------------
                          Outstanding     Par     Paid-In    Retained    Subscribed    Stockholders'
                             Shares      Value    Capital    Earnings      Shares         Equity
                          -----------   --------  --------  ----------   ----------    -------------
Balance,
 September 30, 1998         5,258,886   $623,761  $333,766  $  720,746     $100,000      $1,578,273

     Net income                     -          -         -       8,129            -           8,129
                          -----------   --------  --------  ----------   ----------      ----------

Balance,
 September 30, 1999         5,258,886    623,761   333,766     728,875      100,000       1,586,402

     Net income                     -          -         -     871,834            -         871,834
                          -----------   --------  --------  ----------   ----------      ----------

Balance,
 September 30, 2000         5,258,886   $623,761  $333,766  $1,600,709     $100,000      $2,458,236
                          ===========   ========  ========  ==========   ==========      ==========

See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                    Years ended September 30, 2000 and 1999

                                                              2000         1999
                                                            ---------    ---------
Cash flows from operating activities
  Cash received from leases                                 $ 683,297    $ 666,623
  Interest received                                             8,038        6,847
  Cash paid to suppliers and employees                       (204,387)    (211,572)
  Interest paid                                              (296,926)    (333,942)
                                                            ---------    ---------
     Net cash provided by operating activities                190,022      127,956
                                                            ---------    ---------

Cash flows from investing activities
  Purchase of and improvements to investment real estate     (121,751)           -
                                                            ---------    ---------
     Net cash used in investing activities                   (121,751)           -
                                                            ---------    ---------

Cash flows from financing activities
  Principal payments on long-term debt                       (130,671)    (129,288)
                                                            ---------    ---------
     Net cash used in financing activities                   (130,671)    (129,288)
                                                            ---------    ---------

Net decrease in cash and cash equivalents                     (62,400)      (1,332)

Cash and cash equivalents
  Beginning                                                   155,916      157,248
                                                            ---------    ---------

  Ending                                                    $  93,516    $ 155,916
                                                            =========    =========

Reconciliation of net income to net cash provided by
 operating activities
  Net income                                                $ 871,834    $   8,129
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                             127,672      134,104
     Amortization of deferred income                          (24,652)     (24,652)
     Gain on sale of property                                (957,910)           -
     Deferred taxes                                           158,344            -
     Changes in other assets and liabilities                   14,734       10,375
                                                            ---------    ---------

          Net cash provided by operating activities         $ 190,022    $ 127,956
                                                            =========    =========


See notes to consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999


Note 1 - Nature of business and significant accounting policies

Nature of business

Security Land and Development Corporation is engaged in the acquisition of developed and undeveloped real estate to be held for investment purposes or to be developed and leased as income producing property. Acquired and leased properties are within the State of Georgia, predominantly in Richmond and Columbia counties.

Royal Palms Motel, Inc., a wholly-owned subsidiary of Security Land and Development Corporation, is presently not engaged in business operations. The assets and liabilities of the subsidiary are not significant to the consolidated statement presentation.

For the years ended September 30, 2000 and 1999, substantially all operating revenues and operating expenses were related to the activity of real estate leasing. For 2000 and 1999, approximately 99% and 95%, respectively, of net leased assets consisted of a retail strip center of which approximately 80% is leased to a regional food supermarket.

During the years ended September 30, 2000 and 1999, leasing revenues were received from predominantly one property. The retail strip center provided approximately 91% of gross leasing revenue for each of the years. During 2000 and 1999, approximately 86% and 88%, respectively, of revenue from the strip center was from a lease with a regional food supermarket.

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

                          September 30, 2000 and 1999


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

Note 2 - Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at September 30, 2000 and 1999:

                                         2000        1999
                                      ----------  ----------

     Land                             $  335,796  $  512,760
     Warehouse and buildings           4,844,361   5,467,637
                                      ----------  ----------
                                       5,180,157   5,980,397
     Less accumulated depreciation       647,880   1,119,927
                                      ----------  ----------

                                      $4,532,277  $4,860,470
                                      ==========  ==========

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

            Notes to Consolidated Financial Statements - Continued

                          September 30, 2000 and 1999


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

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket's gross sales in excess of approximately $37 million. For 2000 and 1999, the supermarket did not achieve this sales level.

At September 30, 2000, future minimum lease payments under the operating lease agreements for the retail strip center are as follows (not including potential extensions):

       2001                                        $  569,105
       2002                                           550,196
       2003                                           504,371
       2004                                           500,255
       2005                                           486,171
       Thereafter                                   4,477,644
                                                   ----------
                                                   $7,087,742
                                                   ==========

The Company has other lease agreements that are short-term in nature and are not material for inclusion in the above presentation.

Note 3 - Long-term debt

Long-term debt consisted of the following at September 30, 2000 and 1999:

                                                                          2000        1999
                                                                       ----------  ----------
    7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by retail strip center and assignment of lease
     payments from the property.                                       $3,711,726  $3,842,397

    Less current maturities                                               139,302     128,786
                                                                       ----------  ----------

                                                                       $3,572,424  $3,713,611
                                                                       ==========  ==========

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

            Notes to Consolidated Financial Statements - Continued

                          September 30, 2000 and 1999


Note 3 - Long-term debt (Continued)

Aggregate maturities of long-term debt are due as follows:

       2001                                                $  139,302
       2002                                                   150,677
       2003                                                   162,981
       2004                                                   176,289
       2005                                                   190,684
       Later                                                2,891,793
                                                           ----------

                                                           $3,711,726
                                                           ==========

All interest incurred for 2000 and 1999 was expensed by the Company.

Note 4 - Land sales

During the year ended September 30, 2000, the Company sold approximately 32 acres of undeveloped land located in Augusta, Georgia. The net sales price of the sale was approximately $890,000. The Company recognized a gain of $646,094 on the sale. A principal officer and stockholder of the Company acted as real estate agent on the sale through a brokerage company. The brokerage company received a commission of $47,000 on the sale.

The Company invested the sale proceeds in purchases of additional undeveloped land. The Company purchased approximately 10 acres in Evans, Georgia. The land was purchased in two transactions. The first transaction was to acquire the remaining one-third interest in 6.92 acres of land from an entity in which a principal stockholder and member of the Board of Directors of the Company is a significant owner. The purchase price of the land was $522,846. The second transaction was a purchase of approximately 4 acres in Evans, Georgia adjacent to the purchased property previously described. The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals. The purchase price of the land was $371,970.

The sale and purchase transactions described above have been structured as a tax-deferred like-kind exchange under Section 1031 of the Internal Revenue Code. Accordingly, the Company has not provided for current income taxes related to the gain on the sale, but has provided for appropriate deferred income taxes.

During the year ended September 30, 2000, the Company sold an industrial property site located on approximately 16 acres in Athens, Georgia. The Company recognized a gain of $311,816 on the sale.

This sale transaction has also been structured as a tax-deferred like-kind exchange under Section 1031 of the Internal Revenue Code. Accordingly, the Company has not provided for current income taxes related to the gain on the sale, but has provided for appropriate deferred income taxes. The Company has identified potential replacement properties but as of September 30, 2000 has not completed the property acquisition. The funds for acquisition are being held by a third-party intermediary and are presented on the Company's balance sheet as Replacement Property Funds.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

            Notes to ConsolidatCed Financial Statements - Continued

                          September 30, 2000 and 1999


Note 5 - Related party transactions

During 1999, a director of the Company was also an investor of an entity that was a tenant at the retail strip center. Total gross leasing revenue from this tenant was approximately $33,800 for 1999. An unrelated party entered into a lease for this space at December 1, 1999. Related party transactions related to land sales and purchases are fully described in Note 4.

Note 6 - Income taxes

The total income taxes in the consolidated statements of income are as follows:


                                                    2000      1999
                                                  --------   -------

  Deferred tax expense                            $158,344   $1,434
  Net change, deferred tax valuation allowance           -        -
                                                  --------   ------

  Deferred tax expense                            $158,344   $1,434
                                                  ========   ======

The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                       September 30, 2000   September 30, 1999
                                      -------------------- --------------------
                                       Amount     Percent   Amount     Percent
                                      --------   --------- --------   ---------

  Tax at statutory rate               $154,527         15%  $ 1,434        15%
  Increase in income taxes resulting
   from permanent differences            3,817          -                   -
                                      --------     ------   -------    ------

  Provision for income taxes          $158,344         15%  $ 1,434        15%
                                      ========     ======   =======    ======

Net deferred tax assets consist of the following components as of September 30, 2000 and 1999:

                                                  2000        1999
                                                ---------   --------
  Deferred tax assets:
     Loss carryforwards                         $   9,306   $ 12,280
     Less valuation allowance                       4,403      4,403
                                                ---------   --------
                                                    4,903      7,877
                                                ---------   --------

  Deferred tax liabilities
     Leased property                            $ (63,722)   (52,039)
     Deferred gains                              (143,687)         -
                                                ---------  ---------
                                                 (207,409)   (52,039)
                                                ---------  ---------

                                                $(202,506) $ (44,162)
                                                =========  =========

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

            Notes to Consolidated Financial Statements - Continued

                          September 30, 2000 and 1999


Note 6 - Income taxes (Continued)

For the year ended September 30, 1996, the Company recorded a net adjustment to the deferred tax valuation allowance of $14,838, for a total valuation allowance of $24,518. For the year ending September 30, 1997, the Company utilized a substantial portion of the deferred tax asset and recorded a reduction in the valuation allowance of $18,753. For the year ended September 30, 1998, the Company reduced the valuation allowance by $1,279. The Company did not adjust the allowance during 1999 or 2000. The valuation allowance is to reduce the recorded deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

At September 30, 2000, the Company has approximately $58,000 of net operating loss carryforwards for tax purposes available for use by the Company. The carryforwards expire from 2010 to 2013.

Note 7 - Fair values of financial instruments

Methods and assumptions of determining estimated fair value, and the estimated fair values of the Company's financial instrument assets and liabilities are as follows at September 30, 2000 and 1999:

     Cash and cash equivalents - Due to their demand nature, the estimated fair value approximates the carrying amount.

     Long-term debt - The fair value of the long-term debt is estimated based on management's estimate of interest rates available to the Company for comparable debt having similar remaining maturities and collateral requirements. The estimated fair value at September 30, 2000 was approximately $3.6 million, compared to the carrying amount of approximately $3.7 million. The estimated fair value at September 30, 1999 was approximately $3.7 million, compared to the carrying amount of approximately $3.8 million.

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

     NAME, AGE AND
      POSITION                                                LAST FIVE YEARS BUSINESS EXPERIENCE
W. Stewart Flanagin, Jr.                                      Pharmacist and store owner of Hill Drug Company and
Chairman of Board of Directors since 1983;                    past manager of Revco Drug Store, Inc.
member of Board since 1983; brother of President.

T. Greenlee Flanagin                                          Licensed real estate agent
President since 1983; member of Board since
1983; brother of Chairman of Board.

M. David Alalof                                               Former President; stockholder and agent with  A.H.S.,
Vice President; member of Board since 1977.                   Inc., an insurance concern


John C. Bell, Jr.                                             Attorney at Law
Member of Board since 1983.

Gregory B. Scurlock                                           Senior Vice President, First Union Bank, Augusta, GA
Secretary/Treasurer; member of Board since 1983.

Robert M. Flanagin                                            Licensed real estate agent
Member of Board since 1987.
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2000 the Company's executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

The table below shows the compensation of the Chief Executive Officer for the three most recent fiscal years. There were no executive officers whose compensation exceeded $100,000.


     NAME                      COMPENSATION         DATE

  T. Greenlee Flanagin            $33,426           September 30, 2000
  T. Greenlee Flanagin             28,586           September 30, 1999
  T. Greenlee Flanagin             26,216           September 30, 1998

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2000 and none are proposed to be paid to any officer or director of Security Land & Development Corporation.

The Company does not have a stock option plan.

Each Director of the Company receives compensation of $100 per Director's meeting for services performed as a Director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2000 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

                               NUMBER OF SHARES OF
    NAME OF                        COMMON STOCK                    PERCENT OF
BENEFICIAL OWNER                BENEFICIALLY OWNED                    CLASS

T. Greenlee Flanagin (1)            815,213                           15.5
Ann Flanagin Smith (1)              387,541                            7.4
W. Stewart Flanagin, Jr. (1)        463,052                            8.8
Robert Flanagin (1)                 499,083                            9.5
John C. Bell, Jr.                   330,865                            6.3

(1) Combined with the following, these individuals form the "Flanagin family group":

Estate of W. Stewart Flanagin, Sr.   79,585                            1.5

The Flanagin family group owns 2,244,474 shares which is approximately 43% of all shares of stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2000, by Directors and executive officers:


    NAME OF                                         COMMON STOCK
  BENEFICIAL                                         BENEFICIALLY      PERCENT
    OWNER                        ADDRESS                 OWNED         OF CLASS

W. Stewart Flanagin, Jr.    1117 Glenn Avenue           463,052           8.8
                            Augusta, GA 30904

T. Greenlee Flanagin        3326 Wheeler Road           815,213          15.5
                            Augusta, GA 30903

M. David Alalof             P.O. Box 15637               27,526           0.5
                            Augusta, GA 30909

John C. Bell, Jr.           P.O. Box 1547               330,865           6.3
                            Augusta, GA 30903

Gregory B. Scurlock         821 Heard Avenue                500           0.1
                            Augusta, GA 30904

Robert M. Flanagin          3052 Skinner Mill Road      499,083           9.5
                            Augusta, GA 30909

All Directors and officers as a group consisting of
seven individuals.                                    2,136,239          40.6

The Flanagin family and all Directors and Officers as a group beneficially own 2,603,365 shares which is approximately 49.5% of all shares of stock outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of business, the Company may enter into transactions with Directors, officers, security holders, or their immediate family members.

During 2000 the Company acquired the remaining one-third interest in land from an entity in which John C. Bell, Jr., a Director and security holder, was a 50% owner. In this transaction the Company acquired the remaining one-third interest in 6.92 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road. The purchase price of the land was $522,846.

In a separate transaction from above, the Company acquired from the following individuals, who were equal owners in the property, approximately 4.0 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road. The purchase price of the land was $371,970.

W. Stewart Flanagin, Jr.      Director and security holder
T. Greenlee Flanagin          President, Director and security holder

Robert M. Flanagin            Director and security holder
Ann Flanagin Smith            Security holder
Virginia Wilson Flanagin      Immediate family member of Director and
                              security holder
Tate McKenzie Flanagin        Immediate family member of Director and security
                              holder
W. Stewart Flanagin, III      Immediate family member of Director and security
                              holder
John Lawrence Smith           Immediate family member of Director and security
                              holder
Chesley Stewart Smith         Immediate family member of Director and security
                              holder
Harriette Robinson Flanagin   Immediate family member of Director and
                              security holder
T. Greenlee Flanagin, Jr.     Immediate family member of Director and security
                              holder

During 1999, the Company did not enter into such transactions that are required to be presented under this item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits required by Item 601 of Regulation S-B.

     EXHIBIT
     NUMBER                  DESCRIPTION

        11        Computation of Earnings Per Share

        21        Subsidiaries of the Registrant

        27        Financial data schedules

b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

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

            SECURITY LAND & DEVELOPMENT CORPORATION
            ---------------------------------------
               (Registrant)


            /s/ T. Greenlee Flanagin             December 20, 2000
            ------------------------------------------------------
            T. GREENLEE FLANAGIN                 (Date)
            President
            Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.



            /s/ W. Stewart Flanagin, Jr.          December 20, 2000
            -------------------------------------------------------
            W. STEWART FLANAGIN, JR.              (Date)
            Chairman of Board
            Chief Financial Officer
            Chief Accounting Officer



            /s/ M. David Alalof                   December 20, 2000
            -------------------------------------------------------
            M. DAVID ALALOF                       (Date)
            Secretary-Treasurer



            /s/ Gregory B. Scurlock               December 20, 2000
            -------------------------------------------------------
            GREGORY B. SCURLOCK                   (Date)
            Director