Form 10QSB
period 2000-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2001-02-02
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB
[X]                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000

[_]  Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of
                                     1934

    For the transition period from __________________ to _________________

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


       -----------------------------------------------------------------
       (Former Name, Address & fiscal year, if changed from last report.)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES  X    NO _____
                                 ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding at January 15, 2001
----------------------------                -------------------------------
Common Stock, $.10 Par Value                        5,258,886 shares

Transitional Small Business Disclosure Format:  Yes _____  No   X
                                                              -----

                         PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements

The following condensed consolidated financial statements of Security Land and Development Corporation and Subsidiary are included herein:


                                                                        Page
                                                                        ----


Condensed Consolidated Balance Sheet as of December 31, 2000              2

Condensed Consolidated Statements of Income and Comprehensive Income
for the Three Months Ended December 31, 2000 and 1999                     3

Condensed Consolidated Statements of Cash Flows for the Three Months
Ended December 31, 2000 and 1999                                          4

Notes to Condensed Consolidated Financial Statements                      5

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                     Condensed Consolidated Balance Sheet
                                  (Unaudited)

                               December 31, 2000

                                    ASSETS
Current assets
  Cash                                                                  $   88,904
                                                                        ----------
     Total current assets                                                   88,904
                                                                        ----------

Investments and other assets
  Land and improvements, at cost                                         2,186,477
  Property leased to others under operating leases, less accumulated
   depreciation $680,038                                                 4,780,119
                                                                        ----------
                                                                         6,966,596
                                                                        ----------

                                                                        $7,055,500
                                                                        ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                       $    3,517
 Current portion of long-term debt                                         155,062
 Accrued interest                                                           24,290
 Other current liabilities                                                  59,898
                                                                        ----------
  Total current liabilities                                                242,767
                                                                        ----------
Long-term debt, less current maturities                                  3,782,588
                                                                        ----------
Deferred taxes                                                             214,142
                                                                        ----------
Deferred income                                                            355,383
                                                                        ----------
Stockholders' equity
 Common stock, at par value                                                623,761
 Paid-in capital                                                           333,766
 Retained earnings                                                       1,603,093
                                                                        ----------
                                                                         2,560,620
 Less subscribed shares                                                    100,000
                                                                        ----------
                                                                         2,460,620
                                                                        ----------
                                                                        $7,055,500
                                                                        ==========


See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

     Condensed Consolidated Statements of Income and Comprehensive Income
             For the Three Months Ended December 31, 2000 and 1999
                                  (Unaudited)


                                                             2000              1999
                                                          ----------       ------------
Revenues, rent earned                                       $168,324         $173,035
                                                          ----------       ------------
Operating expenses:
 Payroll and related costs                                    15,707           12,948
 Depreciation                                                 32,158           33,526
 Property taxes                                               21,286           17,042
 Repairs and maintenance                                       6,154            5,572
 Professional services                                         2,500            3,000
 Insurance                                                     3,083            3,669
 Other                                                         9,927            4,580
                                                            --------         --------
                                                              90,815           80,337
                                                            --------         --------
  Operating income                                            77,509           92,698
                                                            --------         --------
Nonoperating income and (expense)
 Interest income                                               1,230            2,286
 Interest expense                                            (74,721)         (75,507)
                                                            --------         --------
                                                             (73,491)         (73,221)
                                                            --------         --------
  Income before income taxes                                   4,018           19,477
Applicable income taxes                                        1,634            3,672
                                                            --------         --------
  Net income                                                $  2,384         $ 15,805
                                                            ========         ========
   Income per common share                                  $    .00         $    .00
                                                            ========         ========


See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended December 31, 2000 and 1999
                                  (Unaudited)

                                                                    2000       1999
                                                                 ----------   -------
Cash flows from operating activities
  Cash received from leases                                       $ 196,335   $200,762
  Interest received                                                   1,230      2,286
  Cash paid to suppliers and employees                             (100,510)   (94,901)
  Interest paid                                                     (50,431)   (50,361)
                                                                  ---------   --------
     Net cash provided by operating activities                       46,624     57,786
                                                                  ---------   --------

Cash flows from investing activities
  Purchase of investment property                                  (277,160)         -
                                                                  ---------   --------
     Net cash (used in) investing activities                       (277,160)         -
                                                                  ---------   --------

Cash flows from financing activities
  Property acquisition debt                                         250,000          -
  Principal payments on long-term debt                              (24,076)   (20,405)
                                                                  ---------   --------
     Net cash provided by (used in) financing activities            225,924    (20,405)
                                                                  ---------   --------

Net (decrease) increase in cash                                      (4,612)    37,381

Cash at beginning of period                                          93,516    155,916
                                                                  ---------   --------

Cash at end of period                                             $  88,904   $193,297
                                                                  =========   ========


Reconciliation of net income to net cash provided by
 operating activities:
  Net income                                                      $   2,384   $ 15,805
  Deferred income taxes                                               1,634      2,922
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation                                                     32,158     33,526
    Net change in assets and liabilities                             10,448      5,533
                                                                  ---------   --------

     Net cash provided by operating activities                    $  46,624   $ 57,786
                                                                  =========   ========



See notes to the condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

             Notes to Condensed Consolidated Financial Statements


Note 1 - Summary of significant accounting policies

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended September 30, 2000 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

Note 2 - Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at December 31, 2000:

          Land                                            $  375,796
          Warehouse and buildings                          5,084,361
                                                          ----------
                                                           5,460,157
          Less accumulated depreciation                      680,038
                                                          ----------

                                                          $4,780,119
                                                          ==========

Refer to the Company's Form 10-KSB for the year ended September 30, 2000 for further information on operating lease agreements and terms.

Note 3 - Long-term debt

Long-term debt consisted of the following at December 31, 2000:

     7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease
     payments from the property.                                    $3,689,142

     9.500% note payable to financial institution due in monthly payments of $3,250, including interest, through November 2003, with a balloon payment of approximately $200,000 due at that time, interest adjusted based on changes in the prime rate,
     secured by real estate.                                           248,508
                                                                    ----------
                                                                     3,937,650
     Less current maturities                                           155,062
                                                                    ----------

                                                                    $3,782,588
                                                                    ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's results of operations for the three month period ended December 31, 2000, and a comparative analysis of the same period for the 1999 year are presented below:

                                               Increase (Decrease)
                                                 2000 Compared to
                                                       1999
                                                -----------------
                              2000      1999    Amount    Percent
                            --------  --------  ------    -------

     Leasing revenue        $168,324  $173,035  $(4,711)      (27)%

     Operating expenses       90,815    80,337   10,478      13.0%

     Interest expense         74,721    75,507     (786)      1.0%

Revenue from leasing consists substantially of revenue from the Company's strip center on Washington Road in Augusta, Georgia. Revenue from leasing has remained relatively constant from 1999 to 2000.

On an annualized basis, current revenue from leasing remains constant from leasing revenue for the Company's fiscal year ended September 30, 2000.

Refer to the Company's Form 10-KSB for the year ended September 30, 2000 for further information regarding the properties owned and lease terms.

During the three months ending December 31, 2000 the Company completed the acquisition of additional investment property. Refer to the Company's Form 10-KSB for the year ending September 30, 2000, in which the Company executed a tax-deferred like-kind exchange transaction in which replacement funds were being held in escrow at September 30, 2000. Utilizing these replacement funds, the Company acquired approximately 4.61 acres on Old Evans Road in Evans, Georgia. The property consists of an office building and adjacent undeveloped land. The Company acquired the property for $800,000, utilizing the replacement funds and debt. The acquired property is adjacent to other investment property owned by the Company.

Operating expenses for the three months ending December 31, 2000 increased 13.0% from the comparable 1999 quarter. This increase is attributable to an increase in payroll costs, property taxes and general operating expenses. Management of the Company expects quarterly operating expenses for the remainder of the fiscal year to be comparable to the current quarter.

Interest expense for the current quarter has remained constant from 1999. On an annualized basis, management expects interest expense to be comparable to the Company's interest expense for the fiscal year ended September 30, 2000.

The Company's ratio of current assets to current liabilities at December 31, 2000 was .36. The ratio was .93 at December 31, 1999.

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

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

   27  Financial Data Schedule

  (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND & DEVELOPMENT CORPORATION
                    ---------------------------------------
                                 (Registrant)



January 31, 2001                    By: /s/ T. Greenlee Flanagin
                                      --------------------------
                                    T. GREENLEE FLANAGIN
                                    President
                                    Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------


Exhibit Number             Description

     27              Financial Data Schedule