Form 10QSB
period 2001-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2001-05-14
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                 For the quarterly period ended March 31, 2001

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of
    1934

              For the transition period of        to

                        Commission File Number 0-7865.
                                               ------

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                   -----------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Georgia                                58-1088232
                 -------                                ----------
      (State or other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)              Identification Number)


              2816 Washington Road, #103, Augusta, Georgia 30909
              --------------------------------------------------
                   (Address of Principal Executive Offices)

                    Issuers Telephone Number (706) 736-6334
                                             --------------

-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES   X    NO
                                     -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     Class                Outstanding at April 30, 2001
                     -----                -----------------------------
          Common Stock, $.10 Par Value          5,258,886 shares

Transitional Small Business Disclosure Format:  YES       NO   X
                                                   ------   ------

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY
                                  Form 10-QSB

                                     Index

Part I    FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet as of March 31, 2001                                                                1

          Condensed Consolidated Statements of Income for the Six
           Months Ended March 31, 2001 and 2000, and the Three Months Ended
           March 31, 2001 and 2000                                                                                                 2

          Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended March 31, 2001 and 2000                                                                                3

          Notes to Condensed Consolidated Financial Statements                                                                     4

Item 2.   Management's Discussion and Analysis or Plan of Operation                                                              5-6

Part II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                                         7

          SIGNATURES                                                                                                               8

          INDEX TO EXHIBITS                                                                                                        9

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY
Part I. Financial Information
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                March 31, 2001

                                    ASSETS


Current assets
     Cash                                                                                     $   70,733
                                                                                              ----------
          Total current assets                                                                    70,733
                                                                                              ----------

Investments and other assets
     Land and improvements, at cost                                                            2,186,498
     Property leased to others under operating
        leases, less accumulated depreciation
        $711,886                                                                               4,748,251
                                                                                              ----------
                                                                                               6,934,749
                                                                                              ----------

                                                                                              $7,005,482
                                                                                              ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                         $    3,517
     Current portion of long-term debt                                                           160,989
     Accrued interest                                                                             24,290
     Other current liabilities                                                                    79,194
                                                                                              ----------
          Total current liabilities                                                              267,990
                                                                                              ----------

Long-term debt, less current maturities                                                        3,708,801
                                                                                              ----------

Deferred taxes                                                                                   213,967
                                                                                              ----------

Deferred income                                                                                  349,221
                                                                                              ----------

Stockholders' equity
     Common stock, at par value                                                                  623,761
     Paid-in capital                                                                             333,766
     Retained earnings                                                                         1,607,976
                                                                                              ----------
                                                                                               2,565,503
     Less subscribed shares                                                                      100,000
                                                                                              ----------
                                                                                               2,465,503
                                                                                              ----------

                                                                                              $7,005,482
                                                                                              ==========


See notes to condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

      Condensed Consolidated Statements of Income and Comprehensive Income
                                  (Unaudited)


                                          Three Months               Six                Three Months               Six
                                        Ended March 31,          Months Ended         Ended March 31,          Months Ended
                                              2001              March 31, 2001              2000              March 31, 2000
                                      -----------------      -----------------      -----------------      -----------------
Revenues, rent earned                          $173,770              $ 342,094               $166,136              $ 339,171
                                      -----------------      -----------------      -----------------      -----------------

Operating expenses:
     Payroll and related costs                   18,928                 34,635                 15,865                 28,813
     Depreciation                                31,848                 64,006                 33,526                 67,052
     Property taxes                              17,193                 38,479                 17,726                 34,768
     Repairs and maintenance                      5,416                 11,570                  5,572                 10,072
     Professional services                        6,779                  9,279                 13,020                 16,020
     Insurance                                    4,629                  7,712                  2,656                  6,325
     Other                                        5,890                 15,817                  8,787                 14,439
                                      -----------------      -----------------      -----------------      -----------------
                                                 90,683                181,498                 97,152                177,489
                                      -----------------      -----------------      -----------------      -----------------

          Operating income                       83,087                160,596                 68,984                161,682
                                      -----------------      -----------------      -----------------      -----------------

Nonoperating income and
   (expense):
     Gain on sale of property                         -                      -                662,094                662,094
     Interest income                                968                  2,198                  2,461                  4,747
     Interest expense                           (78,347)              (153,068)               (75,025)              (150,532)
                                      -----------------      -----------------      -----------------      -----------------
                                                (77,379)              (150,870)               589,530                516,309
                                      -----------------      -----------------      -----------------      -----------------

          Income before
             income taxes                         5,708                  9,726                658,514                677,991

Applicable income taxes                             825                  2,459                 89,051                 92,723
                                      -----------------      -----------------      -----------------      -----------------

          Net income                           $  4,883              $   7,267               $569,463              $ 585,268
                                      =================      =================      =================      =================

          Income per
             common share                      $     -               $       -               $    .11              $     .11
                                      =================      =================      =================      =================

See notes to condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
                For the Six Months Ended March 31, 2001 and 2000
                                  (Unaudited)



                                                                  2001                      2000
                                                          --------------------      --------------------
Cash flows from operating activities
     Cash received from leases                                       $ 363,943                 $ 360,736
     Interest received                                                   2,198                     4,747
     Cash paid to suppliers and employees                             (141,050)                 (143,327)
     Interest paid                                                    (128,778)                 (125,386)
                                                          --------------------      --------------------
               Net cash provided by
                  operating activities                                  96,313                    96,770
                                                          --------------------      --------------------

Cash flows from investing activities
      Purchase of land and improvements                               (277,160)                  (91,832)
                                                          --------------------      --------------------
               Net cash used in
                  investing activities                                (277,160)                  (91,832)
                                                          --------------------      --------------------

Cash flows from financing activites
Property acquisition debt                                              250,000                         -
     Principal payments on long-term debt                              (91,936)                  (52,278)
                                                          --------------------      --------------------
               Net cash provided by (used in)
                  financing activities                                 158,064                   (52,278)
                                                          --------------------      --------------------

Net decrease in cash                                                   (22,783)                  (47,340)

Cash at beginning of period                                             93,516                   155,916
                                                          --------------------      --------------------

Cash at end of period                                                $  70,733                 $ 108,576
                                                          ====================      ====================


Reconciliation of net income to net cash
   provided by operating activities:
     Net income                                                      $   7,267                 $ 585,268
     Deferred income taxes                                               1,459                    91,973
     Gain on sale of property                                                -                  (662,094)
     Adjustments to reconcile net income to
        net cash provided by operating activities
          Depreciation                                                  64,006                    67,052
          Changes in assets and liabilities
               Decrease in receivables                                  34,175                    34,031
               Decrease in accounts
                  payable, accrued expenses and
                  deferrals                                            (10,594)                  (19,460)
                                                          --------------------      --------------------

                  Net cash provided by operating
                     Activities                                      $  96,313                 $  96,770
                                                          ====================      ====================


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

Note 2 - Investment in leases and property under operating leases

     Property leased or held for lease to others under operating leases consists of the following at March 31, 2001:

     Land                                                                                $  375,796
     Warehouse and buildings                                                              5,084,341
                                                                                         ----------
                                                                                          5,460,137
     Less accumulated depreciation                                                          711,886
                                                                                         ----------

                                                                                         $4,748,251
                                                                                         ==========

     Refer to the Company's Form 10-KSB for the year ended September 30, 2000 for further information on operating lease agreements and terms.

Note 3 - Long-term debt

     Long-term debt consisted of the following at March 31, 2001:

       7.875% note payable to an insurance company due in monthly payments of
       $35,633, including interest, through June 2015, collateralized by real
       estate and assignment of lease payments from the property.                        $3,655,137



       9.500% note payable to financial institution due in monthly payments of
       $3,250, including interest, through November 2003, with a balloon payment of approximately $200,000 due at that time, interest adjusted based on
       changes in the prime rate, secured by real estate.                                   214,653
                                                                                         ----------
                                                                                          3,869,790
       Less current maturities                                                              160,989
                                                                                         ----------

                                                                                         $3,708,801
                                                                                         ==========

     Item 2.   Management's Discussion and Analysis of Plan or Operation

     The Company's results of operations for the six month period ended March 31, 2001, and a comparative analysis of the same period for the 2000 year are presented below:

                                                                                          Increase (Decrease) 2001
                                                                                              Compared to 2000
                                                                                  ---------------------------------------
                                             2001                  2000                 Amount                Percent
                                      -----------------     -----------------     -----------------     -----------------
     Leasing revenue                      $342,094              $339,171                $2,923                   0.9%

     Operating expenses                    181,498               177,489                 4,009                   2.2%

     Interest expense                      153,068               150,532                 2,536                   1.7%

     Revenue from leasing consists of revenue from the Company's strip center on Washington Road in Augusta, Georgia. Revenue from leasing has remained relatively constant from 2000 to 2001.

     On an annualized basis, current revenue from leasing remains constant from leasing revenue for the Company's fiscal year ended September 30, 2000.

     Refer to the Company's Form 10-KSB for the year ended September 30, 2000 for further information regarding the properties owned and lease terms.

     Operating expenses for the six months ended March 31, 2001 are comparable to the six months ended March 31, 2000 and, on an annualized basis, are comparable to the Company's operating expenses for the fiscal year ended September 30, 2000. Management of the Company expects operating expenses for the remainder of the current fiscal year to be comparable to the present six month period.

     Interest expense for the current period is comparable to 2000 and, on an annualized basis, is comparable to the Company's interest expense for the fiscal year ended September 30, 2000.

     The Company's ratio of current assets to current liabilities at March 31, 2001 was .26. The ratio was .49 at March 31, 2000.

     During the current quarter the Company satisfied liquidity needs through operating revenues. Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company.

     The Company does not expect any significant change in the number of employees.

     Cautionary Note Regarding Forward-Looking Statements:

     Item 2.   Management's Discussion and Analysis of Plan of Operation
               (Continued)

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

                          Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit No.      Description
          -----------      -----------

           None.

     (b) No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                  (Registrant)



By: /s/ T. Greenlee Flanagin                May 8, 2001
    ------------------------                -----------
    T. Greenlee Flanagin                    Date
    President
    Chief Executive Officer

                               INDEX TO EXHIBITS

         Exhibit Number                       Description                    Sequential Page Number
             None.
