Form 10QSB
period 2001-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2001-08-13
CIK 88572

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                 For the quarterly period ended June 30, 2001

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of
     1934

              For the transition period of_________ to _________

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



--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES   X    NO
                                      ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                       Outstanding at August 14, 2001
               -----                       ------------------------------
    Common Stock, $.10 Par Value                  5,258,886 shares

Transitional Small Business Disclosure Format:  YES       NO   X
                                                    -----    -----

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY
                                 Form 10-QSB

                                     Index

Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet as of June 30, 2001     1

          Condensed Consolidated Statements of Income for the Nine
           Months Ended June 30, 2001 and 2000, and the Three Months
           Ended June 30, 2001 and 2000                                2

          Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended June 30, 2001 and 2000                    3

          Notes to Condensed Consolidated Financial Statements       4-5

Item 2.   Management's Discussion and Analysis or Plan of Operation  5-6

Part II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             7

          SIGNATURES                                                   8

          INDEX TO EXHIBITS                                            9

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY
Part I. Financial Information
                     Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                 June 30, 2001

                                    ASSETS
Current assets
     Cash                                                       $   86,023
                                                                ----------
          Total current assets                                      86,023
                                                                ----------

Investments and other assets
     Land and improvements, at cost                              2,186,499
     Property leased to others under operating
        leases, less accumulated depreciation
        $745,583                                                 4,714,554
                                                                ----------
                                                                 6,901,053
                                                                ----------

                                                                $6,987,076
                                                                ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                           $    3,517
     Current portion of long-term debt                             352,941
     Accrued interest                                               24,290
     Other current liabilities                                      99,095
                                                                ----------
          Total current liabilities                                479,843
                                                                ----------

Long-term debt, less current maturities                          3,477,488
                                                                ----------

Deferred taxes                                                     214,736
                                                                ----------

Deferred income                                                    343,058
                                                                ----------

Stockholders' equity
     Common stock, at par value                                    623,761
     Paid-in capital                                               333,766
     Retained earnings                                           1,614,424
                                                                ----------
                                                                 2,571,951
     Less subscribed shares                                        100,000
                                                                ----------
                                                                 2,471,951
                                                                ----------

                                                                $6,987,076
                                                                ==========

See notes to condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY

     Condensed Consolidated Statements of Income and Comprehensive Income
                                  (Unaudited)


                                             Three                   Nine                  Three                   Nine
                                          Months Ended           Months Ended           Months Ended           Months Ended
                                         June 30, 2001          June 30, 2001          June 30, 2000          June 30, 2000
                                      -----------------      -----------------      -----------------      -----------------
Revenues, rent earned                          $177,960              $ 520,054               $164,902             $  504,073
                                      -----------------      -----------------      -----------------      -----------------
Operating expenses:
     Payroll and related costs                   15,397                 50,032                 12,580                 41,393
     Depreciation                                33,696                 97,702                 30,310                 97,362
     Property taxes                              16,945                 55,424                 17,500                 52,268
     Repairs and maintenance                      5,755                 17,325                  4,250                 10,250
     Professional services                       10,220                 19,499                  4,320                 20,340
     Insurance                                    5,349                 13,061                  2,958                  9,283
     Other                                        6,682                 22,499                  5,915                 24,426
                                      -----------------      -----------------      -----------------      -----------------
                                                 94,044                275,542                 77,833                255,322
                                      -----------------      -----------------      -----------------      -----------------

          Operating income                       83,916                244,512                 87,069                248,751
                                      -----------------      -----------------      -----------------      -----------------

Nonoperating income and
   (expense):
     Gain on sale of property                         -                      -                311,816                973,910
     Interest income                                960                  3,158                  1,593                  6,340
     Interest expense                           (77,290)              (230,358)               (74,394)              (224,926)
                                      -----------------      -----------------      -----------------      -----------------
                                                (76,330)              (227,200)               239,015                755,324
                                      -----------------      -----------------      -----------------      -----------------
          Income before
             income taxes                         7,586                 17,312                326,084              1,004,075

Applicable income taxes                           1,138                  3,597                 60,412                153,135
                                      -----------------      -----------------      -----------------      -----------------
          Net income                           $  6,448              $  13,715               $265,672             $  850,940
                                      =================      =================      =================      =================
          Income per
             common share                      $      -              $       -               $    .05             $      .16
                                      =================      =================      =================      =================

See notes to condensed consolidated financial statements.

                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
               For the Nine Months Ended June 30, 2001 and 2000
                                  (Unaudited)


                                                             2001           2000
                                                          ---------      ---------

Cash flows from operating activities
     Cash received from leases                            $ 554,229      $ 519,615
     Interest received                                        3,158          6,340
     Cash paid to suppliers and employees                  (176,064)      (146,444)
     Interest paid                                         (230,358)      (224,926)
                                                          ---------      ---------
               Net cash provided by
                  operating activities                      150,965        154,585
                                                          ---------      ---------

Cash flows from investing activities
      Purchase of land and improvements                    (277,160)      (106,362)
                                                          ---------      ---------
               Net cash used in
                  investing activities                     (277,160)      (106,362)
                                                          ---------      ---------

Cash flows from financing activities
      Property acquisition debt                             250,000              -
      Principal payments on debt                           (131,298)       (84,785)
                                                          ---------      ---------
               Net cash provided by (used in)
                  financing activities                      118,702        (84,785)
                                                          ---------      ---------

Net decrease in cash                                         (7,493)       (36,562)

Cash at beginning of period                                  93,516        155,916
                                                          ---------      ---------

Cash at end of period                                     $  86,023      $ 119,354
                                                          =========      =========


Reconciliation of net income to net cash
   provided by operating activities:
      Net income                                          $  13,715      $ 850,940
      Deferred income taxes                                   3,597        153,135
      Gain on sale of property                                    -       (973,910)
      Depreciation                                           97,702         97,362
      Change in receivables                                  34,175         34,000
      Others, net                                            (1,776)        (6,942)
                                                          ---------      ---------

                  Net cash provided by operating
                     activities                           $ 150,965      $ 154,585
                                                          =========      =========

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

     Recent Accounting Pronouncements
     --------------------------------

     In June 2001, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

     The Company expects to adopt the provisions of SFAS No. 142 effective October 1, 2002. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on financial position and results of operations.

Note 2 - Investment in leases and property under operating leases

     Property leased or held for lease to others under operating leases consists of the following at June 30, 2001:

           Land                               $  375,796
           Warehouse and buildings             5,084,341
                                              ----------
                                               5,460,137
          Less accumulated depreciation          745,583
                                              ----------

                                              $4,714,554
                                              ==========

     Refer to the Company's Form 10-KSB for the year ended September 30, 2000 for further information on operating lease agreements and terms.

Note 3 - Long-term debt

     Long-term debt consisted of the following at June 30, 2001:

       7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized
       by real estate and assignment of lease payments from the property.           $3,619,976

       9.500% note payable to financial institution due in monthly payments of $3,250, including interest, through November 2003, with a balloon payment of approximately $200,000 due at that time, interest adjusted based on changes in the prime rate, secured by
       real estate.                                                                    210,453
                                                                                    ----------
                                                                                     3,830,429
     Less current maturities                                                           352,941
                                                                                    ----------
                                                                                    $3,477,488
                                                                                    ==========


     Item 2.   Management's Discussion and Analysis of Plan or Operation

     The Company's results of operations for the nine month period ended June 30, 2001, and a comparative analysis of the same period for the 2000 year are presented below:

                                                                                 Increase (Decrease) 2001
                                                                                     Compared to 2000
                                                                             -------------------------------
                                         2001                 2000              Amount             Percent
                                     ------------         -----------        ------------         ----------
     Leasing revenue                     $520,054            $504,073             $15,981               3.2%
     Operating expenses                   275,542             255,322              20,220               7.9%
     Interest expense                     230,358             224,926               5,432               2.4%

     Item 2.  Management's Discussion and Analysis of Plan of Operation
              (Continued)

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

     Operating expenses for the nine months ended June 30, 2001 are comparable to the nine months ended June 30, 2000 and, on an annualized basis, are comparable to the Company's operating expenses for the fiscal year ended September 30, 2000. Management of the Company expects operating expenses for the remainder of the current fiscal year to be comparable to the present nine month period.

     Interest expense for the current period is comparable to 2000 and, on an annualized basis, is comparable to the Company's interest expense for the fiscal year ended September 30, 2000.

     The Company's ratio of current assets to current liabilities at June 30, 2001 was .18. The ratio was .50 at June 30, 2000.

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

                          Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit No.      Description
              -----------      -----------

                 None.

         (b) No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   SECURITY LAND AND DEVELOPMENT CORPORATION
                                 (Registrant)



By:  /s/ T. Greenlee Flanagin              August 10, 2001
     ------------------------              ---------------
     T. Greenlee Flanagin                  Date
     President
     Chief Executive Officer

                               INDEX TO EXHIBITS

   Exhibit Number               Description              Sequential Page Number

        None.