Form 10KSB40
period 2001-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2001-12-28
CIK 88572

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

               [XXX] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 2001

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        For the transition period from ________ to

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's total revenues for the fiscal year ended September 30, 2001 were $724,719.

As of the close of the period covered by this report, registrant had outstanding 5,247,107 shares of common stock. There is no established market for the common stock of the registrant. Therefore, the aggregate market value of the voting stock held by non-affiliates of the registrant is not known.

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

3. Development property totaling approximately 10 adjoining acres on Belair Road and North Belair Road Extension at Washington Road in Evans, Georgia.

4. Commercial property on Old Evans Road in Evans, Georgia, currently leased as office space for three tenants.

The Company owns certain other properties that are fully described in Item 2, "Description of Property."

Construction of the retail strip center in Augusta was completed in May 1995 and the lease with Publix became effective May 15, 1995. The center represents approximately 93% of the Company's net leased assets. Leasing revenue from the lease with Publix Supermarkets, Inc. represented 68% and 70% of the Company's total gross leasing revenue for the years ended September 30, 2001 and 2000. Management of the Company expects this lease to continue to provide a substantial portion of the Company's revenue from leasing. See Item 2, "Description of Property" for additional information related to this property and the lease agreement.

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

                                                                   1
ITEM 2.  DESCRIPTION OF PROPERTY

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

9. Approximately 4.61 acres with an office building on Old Evans Road in Evans, Georgia.

Description of real estate and operating data -

The net book value of the strip center amounts to approximately 62% of the Company's total assets at September 30, 2001.

Construction of the retail strip center on Washington Road was completed May 1995. The center has 69,000 square feet of available lease space. The center was constructed with the intention of being operated as a strip center and is suitable and adequate for such purpose. The Company has leased 56,000 square feet to Publix Supermarkets, Inc., which, as the center's anchor store, operates a retail food supermarket. The Company, as lessor, has a twenty year lease agreement with Publix. The lease became effective May 15, 1995. The lease provides for annual rentals of $463,205, and for the Company to receive 1.25% of this store's annual gross sales in excess of approximately $37 million. For the Company's years ended September 30, 2001 and 2000, the supermarket had not achieved this sales level. The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix. For 2001 this reimbursement was approximately $34,175. At the lessee's option the lease may be extended in five year increments for an additional twenty years on substantially the same lease terms. As part of the lease agreement, Publix contributed approximately $500,000 to the construction of the facility. The Company capitalized this contribution and is recognizing it as revenue over the twenty year life of the lease. The center, excluding land, cost approximately

$4,800,000. The Company has financed the center with a $4,300,000 loan fixed at 7.875% interest amortized monthly for twenty years. Annual principal and interest payments are $427,596. The balance of the loan was $3,584,619 at September 30, 2001. The loan matures May 2015 and will be fully amortized at that time. The loan is secured by the center and the assignment of lease payments from the property. The property is located on Washington Road in Augusta, Georgia. This road is the location of numerous business establishments, including competing strip centers. The road also has a high volume of traffic providing potential customers for the Company's tenants. The Company's operation of the center is dependent upon management's ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet leased to other tenants. The Company competes with other strip centers in the area to maintain stable occupancy. Management of the Company believes that the location and visibility of the center provides for favorable conditions for maintaining occupancy. At September 30, 2001, the Company had leased 80% of the 13,000 square feet not leased to Publix. These individual leases have terms of from three to five years with monthly lease payments ranging from $1,050 to $2,800. Following is certain information regarding the strip center at September 30, 2001:

         Occupancy rate - 96%               (Publix is the only tenant to occupy 10% or more of the
                                            leasable square feet.)
         Effective rental rates -
                                                               Square Feet          Rental Per
                                                                 Leased             Square Foot
                                                             ----------------     ----------------
                 Publix Supermarkets, Inc.                            56,146      $          8.25
                 Other tenants                                        10,400                12.13

The principal business of the other tenants currently includes a hair salon, take-out restaurant, stock brokerage office and similar small business operations.

Schedule of lease expirations for each of the next ten years, beginning with the Company's year end September 30, 2002 is presented below (does not include potential extensions).

                                                    Total area in                                 Percentage of
                               Number of             square feet          Annual rental           gross annual
     Year ending             tenants whose            covered by          Represented by       rental represented
    September 30,         leases will expire       expiring leases       expiring leases       by expiring leases
    -------------         ------------------       ---------------       ---------------       ------------------
         2002                      2                    3,900                 37,250                   6%
         2003                      -                      -                     -                       -
         2004                      1                    1,300                 13,800                   3%
         2005                      2                    2,600                 37,050                   7%
         2006                      2                    2,600                 34,951                   7%
     2007 - 2011                   -                      -                     -                       -

The percentage of gross annual rental represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve month fiscal period. The Company currently does not have plans for significant renovations or improvements to the center.

The Federal tax basis of the center, excluding land and before accumulated depreciation, is $4,832,562. Accumulated depreciation is $1,248,938. The building and structure is being depreciated by the straight-line method over 39 years. The site work of the center is being depreciated by the 150% declining balance method over 15 years. Total property taxes on the center for 2001 were $44,623.

During the year ended September 30, 2001, the Company purchased an office building and adjacent land totaling approximately 4 acres located on Old Evans Road in Evans, Georgia. The net book value of the building, rental property acquired, amounts to approximately $269,842. The net book value of the adjacent land amounts to approximately $508,887. The combined property has a federal tax basis of $778,729. The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during the year ended 2000 of approximately $511,726 and with approximately $250,000 of proceeds from new debt. The debt consists of a note payable to a local bank calling for monthly payments at 5.5% interest and maturing in 2003. The property is 100% leased to three tenants, a physician's office, an insurance office and a construction company office, over short-term leases. The property is being depreciated by the straight-line method over 30 years.

The property is held by the Company for investment and appreciation. The continued development in this area and the decreasing supply of available land may enhance the appreciation and future marketability of the property. Total property taxes on the property were $7,758 for 2001.

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

The net book value of the investment property acquired in the transactions described above amounts to approximately 19% of the Company's total assets. The property has a federal tax basis of $1,288,861. There is no debt on the property. The property is held by the Company for investment and appreciation. Total property taxes on the property were $14,515 for 2001.

No other property owned by the Company at September 30, 2001, had a book value amounting to 10% or more of the total assets of the Company.

During the year ended September 30, 2000, the Company sold an industrial property site located on approximately 16 acres in Athens, Georgia, described as property 3 of Item 2 of the September 30, 1999 Form 10-KSB report. The Company recognized a gain of $311,816 on the sale.

The approximately 1.0 acres of undeveloped land on Old Evans Road in Augusta, Georgia has a Federal tax basis of $342,122. There is no debt on the property. The Company currently has no plans for development or improvement of this property. The property is held by the Company for investment and appreciation. The property is located in an area of Augusta that has experienced both commercial and residential growth for a number of years. This land is also located near Washington Road (though not near the strip center). The continued development in this area and the decreasing supply of vacant land may enhance the appreciation and future marketability of the property. Total property taxes on the property were $3,761 for 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's securities. The approximate number of holders of the Company's common stock is 750.

No dividends have been declared or paid during the two years ending September 30, 2001. The Company has no restrictions that currently, or that may reasonably be expected, to limit materially the amount of dividends paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's primary business activities are the acquisition, development and leasing of developed and undeveloped real estate. The objectives of the Company are capital appreciation from real estate investments and income from leasing.

                              RESULTS OF OPERATIONS

                                                                          Increase (Decrease)
                                                                           2001 compared to
                                                                                 2000
                                                                     ------------------------------
                                       2001             2000            Amount         Percent
                                    ------------    -------------    -------------- ---------------
   Leasing revenue                  $   724,719     $    708,093     $      16,626               2%
   Operating expenses                   361,067          346,937            14,130               4%
   Interest expense                     303,844          296,926             6,918               2%
   Land sale                                  -          957,910          (957,910)          (100)%
   Net income                            52,864          871,834          (818,970)           (94)%


                                                                          Increase (Decrease)
                                                                           2000 compared to
                                                                                 1999
                                                                     ------------------------------
                                       2000             1999            Amount         Percent
                                    ------------    -------------    -------------- ---------------
   Leasing revenue                  $   708,093     $    694,165     $     13,928                2%
   Operating expenses                   346,937          357,507          (10,570)             (3)%
   Interest expense                     296,926          333,942          (37,016)            (11)%
   Land sale                            957,910                -          957,910             100%
   Net income                           871,834            8,129          863,705               -

Revenue from leasing activities is provided by the following properties:

                                       2001            2000             1999
                                    ------------    ------------     -----------
   Retail strip center              $   685,036     $   685,595      $   671,221
   Bulk storage warehouse                     -               -            1,400
   Other                                 39,683          22,498           21,544

Years Ended September 30, 2001 and 2000

The retail strip center was completed in May 1995, with 1996 being the first full twelve month period of operations. The center consists of approximately 69,000 square feet. Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the center's anchor store. See Item 2, "Description of Property" for information regarding the lease agreement with Publix. The remaining approximately 13,000 square feet is available for lease to additional tenants. This additional space was approximately 80% leased as of the period ending September 30, 2001 and approximately 80% leased as of the period ended September 30, 2000. Also see Item 2, "Description of Property" for effective rental rates and lease expirations related to this property.

Leasing revenue from the retail strip center remained relatively consistent compared with respective prior year's amounts. Management expects the strip center to be a principal activity of the Company and to continue to provide a substantial portion of the Company's operating revenue.

There was no revenue from the bulk storage warehouse on the industrial property site for 2001 or 2000, as the property was sold by the Company during 2000.

Revenue from the Company's other leasing properties has increased $17,175 from 2000 due to revenue from the newly acquired Evans rental property.

Two land-sales transactions during the year ended 2000 accounted for $646,094 and $311,816, respectively, of gains recognized for book purposes, for a total of approximately $957,910. These transactions are fully described in Item 2, "Description of Property."

Operating expenses increased $14,130 (4%) from 2000. Management of the Company expects operating expenses for 2002 to be consistent with 2001. Significant line item expense fluctuations from 2000 to 2001 are presented below.

Payroll costs increased approximately $13,087 due to an approximately $6,500 increase for compensation to the CEO, an approximately $4,400 increase for compensation to the Board Chairman, and approximately $4,400 for part-time personnel.

Depreciation expense increased approximately $3,726 associated with the Evans building acquisition.

Commissions increased approximately $4,840 due to contract payments to professionals for leasing property owned by the Company.

Repairs and maintenance expense decreased approximately $12,695 primarily due to a decrease in repairs on Washington Road residential rental property which did not recur.

Other expenses increased approximately $3,601 due to increases in electricity costs.

Interest expense for the current fiscal year has increased from 2000 as a result of new debt payments associated with the acquisition of the Evans property. Management expects interest expense for the year ending September 30, 2001 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

Income tax expense decreased approximately $147,336 from 2000 due to the Company's decrease in income before income taxes, primarily related to prior year land sales.

The ratio of current assets to current liabilities was .41 at September 30, 2001, and was .50 at September 30, 2000. Management of the Company expects future liquidity needs of the Company to be met from operating revenues of the Company.

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

Interest expense for the current fiscal year has remained constant from the previous year. Management expects interest expense for the year ending September 30, 2001 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

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

ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of Security Land & Development Corporation and Subsidiary are included herein:


                                                                                Page No.
                                                                                --------
         Report of Independent Certified Public Accountants                        11

         Consolidated Balance Sheets as of September 30, 2001 and 2000             12

         Consolidated Statements of Income and Comprehensive Income
         for the years ended September 30, 2001 and 2000                           13

         Consolidated Statements of Stockholders' Equity for the years
         ended September 30, 2001 and 2000                                         14

         Consolidated Statements of Cash Flows for the years ended
         September 30, 2001 and 2000                                               15

         Notes to Consolidated Financial Statements                              16-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Security Land and Development
Corporation and Subsidiary
Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation and Subsidiary as of September 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiary as of September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                           /s/ Cherry, Bekaert & Holland, L.L.P.

Augusta, Georgia
December 6, 2001

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                           September 30, 2001 and 2000

ASSETS

                                                                         2001             2000
                                                                     -------------    --------------
                                Current assets

   Cash and cash equivalents                                         $      98,465    $       93,516
   Lease payments receivable                                                34,175            34,175
                                                                     -------------    --------------
               Total current assets                                        132,640           127,691
                                                                     -------------    --------------

                         Investments and other assets

   Land and improvements, at cost                                        2,186,478         1,677,591
   Property leased to others under operating leases, less
    accumulated depreciation 2001 $779,278; 2000 $647,880                4,680,879         4,532,277
   Deferred tax asset                                                        4,004             4,903
                                                                     -------------    --------------
                             Total investments and other assets          6,871,361         6,214,771
                                                                     -------------    --------------
                          Replacement property funds                             -           511,726
                                                                     -------------    --------------

                                                                     $   7,004,001    $    6,854,188
                                                                     =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

                             Current liabilities

   Accounts payable                                                  $       3,517    $        3,517
   Accrued expenses                                                         63,371            42,503
   Accrued property taxes                                                   75,835            69,250
   Current maturities of long-term debt                                    180,034           139,302
                                                                     -------------    --------------
                                  Total current liabilities                322,757           254,572
                                                                     -------------    --------------

   Long-term debt, less current maturities                               3,606,731         3,572,424
                                                                     -------------    --------------

   Deferred taxes                                                          226,518           207,409
                                                                     -------------    --------------

   Deferred income                                                         336,895           361,547
                                                                     -------------    --------------

   Stockholders' equity

   Common stock, par value $.10 per share, authorized
   30,000,000 shares; issued 6,247,107, outstanding 5,247,107              623,761           623,761
   Additional paid-in capital                                              333,766           333,766
   Retained earnings                                                     1,653,573         1,600,709
                                                                     -------------    --------------
                                                                         2,611,100         2,558,236
   Less subscribed shares (1,000,000 shares)                               100,000           100,000
                                                                     -------------    --------------
                                 Total stockholders' equity              2,511,100         2,458,236
                                                                     -------------    --------------

                                                                     $   7,004,001    $    6,854,188
                                                                     =============    ==============

See notes to consolidated financial statements.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

           Consolidated Statements of Income and Comprehensive Income

                     Years ended September 30, 2001 and 2000

                                                         2001             2000
                                                      -----------    ------------
Revenue, rents earned                                 $   724,719    $    708,093
                                                      -----------    ------------
Operating expenses
   Payroll and related costs                               64,359          51,272
   Depreciation                                           131,398         127,672
   Repairs and maintenance                                 24,644          37,339
   Property taxes                                          71,368          69,768
   Commissions                                              5,200             360
   Professional services                                   26,835          27,257
   Insurance                                               13,520          13,127
   Other                                                   23,743          20,142
                                                      -----------    ------------
                                                          361,067         346,937
                                                      -----------    ------------
               Operating income                           363,652         361,156
                                                      -----------    ------------
Nonoperating income (expense)
   Gain on sale of property                                     -         957,910
   Interest income                                          4,064           8,038
   Interest expense                                      (303,844)       (296,926)
                                                      -----------    ------------
                                                         (299,780)        669,022
                                                      -----------    ------------
               Income before income taxes                  63,872       1,030,178
                             Applicable income taxes       11,008         158,344
                                                      -----------    ------------
               Net income                             $    52,864    $    871,834
                                                      ===========    ============
                             Income per common share  $      0.01    $      0.17
                                                      ===========    ============

See notes to consolidated financial statements.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                     Years ended September 30, 2001 and 2000

                                      Common Stock
                              ---------------------------                                                      Total
                               Outstanding        Par         Paid-In       Retained       Subscribed      Stockholders'
                                 Shares          Value        Capital       Earnings         Shares           Equity
                              ------------    -----------   ----------    ------------    -------------    --------------
Balance,
 September 30, 1999              5,247,107    $   623,761   $  333,766    $    728,875    $     100,000    $   1,586,402

Net income                               -              -            -         871,834                -          871,834
                              ------------    -----------   ----------    ------------    -------------    -------------
Balance,
 September 30, 2000              5,247,107        623,761      333,766       1,600,709          100,000        2,458,236

Net income                               -              -            -          52,864                -           52,864
                              ------------    -----------   ----------    ------------    -------------    -------------
Balance,
 September 30, 2001              5,247,107    $   623,761   $  333,766    $  1,653,573    $     100,000    $   2,511,100
                              ============    ===========   ==========    ============    =============    =============

See notes to consolidated financial statements.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years ended September 30, 2001 and 2000


                                                                                   2001             2000
                                                                                ------------    ------------
                      Cash flows from operating activities
   Cash received from leases                                                    $   700,067     $    683,297
   Interest received                                                                  4,064            8,038
   Cash paid to suppliers and employees                                            (193,216)        (204,387)
   Interest paid                                                                   (303,844)        (296,926)
                                                                                -----------     ------------
                        Net cash provided by operating activities                   207,071          190,022
                                                                                -----------     ------------
                      Cash flows from investing activities
   Purchase of and improvements to investment real estate                          (277,161)        (121,751)
                                                                                -----------     ------------
                        Net cash used in investing activities                      (277,161)        (121,751)
                                                                                -----------     ------------

                      Cash flows from financing activities
   Proceeds of loan for property purchases                                          250,000                -
   Principal payments on long-term debt                                            (174,961)        (130,671)
                                                                                -----------     ------------
                          Net cash provided by (used in) financing activities        75,039         (130,671)
                                                                                -----------     ------------
Net increase (decrease) in cash and cash equivalents                                  4,949          (62,400)
Cash and cash equivalents
   Beginning                                                                         93,516          155,916
                                                                                -----------     ------------
   Ending                                                                       $    98,465     $     93,516
                                                                                ===========     ============
Reconciliation of net income to net cash provided by
 operating activities
   Net income                                                                   $    52,864     $    871,834
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                                  131,398          127,672
      Amortization of deferred income                                               (24,652)         (24,652)
      Gain on sale of property                                                            -         (957,910)
      Deferred taxes                                                                 11,008          158,344
      Changes in other assets and liabilities                                        36,453           14,734
                                                                                -----------     ------------
                           Net cash provided by operating activities            $   207,071     $    190,022
                                                                                ===========     ============

See notes to consolidated financial statements.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000

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

For the years ended September 30, 2001 and 2000, substantially all operating revenues and operating expenses were related to the activity of real estate leasing. For 2001 and 2000, approximately 93% and 99%, respectively, of net leased assets consisted of a retail strip center of which approximately 80% is leased to a regional food supermarket.

During the years ended September 30, 2001 and 2000, leasing revenues were received from predominantly one property. The retail strip center provided approximately 97% and 95% of gross leasing revenue for each of the years, respectively. During 2001 and 2000, approximately 75% of revenue from the strip center was from a lease with a regional food supermarket, with the lease amount approximating $463,000 annually.

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

Revenue recognition - The Company recognizes rental and lease payments as
-------------------
revenue in the lease period to which the payment relates. The Company recognizes contingent rentals as revenue when the changes in the factors on which the contingent lease payments are based actually occur. Revenue from sales of real estate is recognized in accordance with SFAS 66, substantially when title to the property has passed and the risks and benefits of ownership have been transferred to the buyer.

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

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

                           September 30, 2001 and 2000

Note 1 - Nature of business and significant accounting policies - Continued

              Property leased to others                           30-40 years
              Fixtures and furnishings                              5-7 years

Maintenance and repairs of property and equipment are charged to operations and major improvements which extend the useful life of the assets are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss is included in income in the period of disposition.

The Company evaluates long-lived assets for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount. The Company measures the impairment loss as the amount by which the assets carrying amount exceeds the fair value of the asset.

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

Note 2 - Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at September 30, 2001 and 2000:

                                             2001             2000
                                         ------------    --------------

        Land                             $    375,796    $      335,796
        Warehouse and buildings             5,084,361         4,844,361
                                         ------------    --------------
                                            5,460,157         5,180,157
        Less accumulated depreciation         779,278           647,880
                                         ------------    --------------
                                         $  4,680,879    $    4,532,277
                                         ============    ==============

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

                           September 30, 2001 and 2000

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

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket's gross sales in excess of approximately $37 million. For 2001 and 2000, the supermarket did not achieve this sales level.

At September 30, 2001, future minimum lease payments under the operating lease agreements for the retail strip center are as follows (not including potential extensions):

                        2002                           $    583,998
                        2003                                548,147
                        2004                                537,127
                        2005                                521,123
                        2006                                480,692
                        Thereafter                        4,014,440
                                                       ------------

                                                       $  6,685,527
                                                       ============

The Company has other lease agreements that are short-term in nature and are not material for inclusion in the above presentation.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

                           September 30, 2001 and 2000

Note 3 - Long-term debt

Long-term debt consisted of the following at September 30, 2001 and 2000:

                                                                                         2001             2000
                                                                                     -------------    -------------
     7.875% note payable to an insurance company due in monthly payments of
     $35,633, including interest, through June 2015, collateralized by retail
     strip center and assignment of lease payments from the property.                $  3,584,619     $   3,711,726

     9.5% note payable to a local bank due in monthly installments of
     $3,251, including interest, through September 2003 with a
     balloon payment of approximately $144,000.  Secured by real
     Estate.                                                                              202,146                 -
                                                                                     ------------     -------------
                                                                                        3,787,765         3,711,726

    Less current maturities                                                               180,034           139,302
                                                                                     ------------     -------------
                                                                                     $  3,606,731     $   3,572,424
                                                                                     ============     =============

Aggregate maturities of long-term debt are due as follows:

                        2002                              $    180,034
                        2003                                   336,768
                        2004                                   320,019
                        2005                                   190,684
                        2006                                   206,254
                        Thereafter                           2,553,006
                                                          ------------

                                                          $  3,786,765
                                                          ============

All interest incurred for 2001 and 2000 was expensed by the Company.

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

                           September 30, 2001 and 2000

Note 4 - Land sales (Continued)

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

This sale transaction has also been structured as a tax-deferred like-kind exchange under Section 1031 of the Internal Revenue Code. Accordingly, the Company has not provided for current income taxes related to the gain on the sale, but has provided for appropriate deferred income taxes. The funds for the acquisition were held by a third-party intermediary and were presented on the Company's balance sheet as Replacement Property Funds at year-end 2000. During the year ended September 30, 2001, the Company purchased as replacement property an office building and adjacent land totaling approximately 4 acres in Evans, Georgia.

Note 5 - Income taxes

The total income taxes in the consolidated statements of income are as follows:

                                                              2001            2000
                                                            ----------    -------------
      Deferred tax expense                                  $   11,008    $     158,344
      Net change, deferred tax valuation allowance                   -                -
                                                            ----------    -------------

      Deferred tax expense                                  $   11,008    $     158,344
                                                            ==========    =============

The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                     September 30, 2001         September 30, 2000
                                                  -------------------------  -------------------------
                                                     Amount      Percent       Amount       Percent
                                                  ------------- -----------  ------------ ------------
   Tax at statutory rate                          $      11,008          17% $    154,527           15%
   Increase in income taxes resulting
    from permanent differences                               -           -         3,817            -
                                                  ------------- -----------  ------------ ------------

   Provision for income taxes                     $      11,008          17% $    158,344           15%
                                                  ============= ===========  ============ ============

                    SECURITY LAND AND DEVELOPMENT CORPORATION

                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

                           September 30, 2001 and 2000

Note 6 - Income taxes (Continued)

Net deferred tax assets consist of the following components as of September 30, 2001 and 2000:

                                                   2001               2000
                                                   ----               ----
      Deferred tax assets
         Loss carryforwards                     $      8,407      $     9,306
         Less valuation allowance                      4,403            4,403
                                                ------------      -----------
                                                       4,004            4,903
                                                ------------      -----------
      Deferred tax liabilities
         Leased property                             (71,436)         (63,722)
         Deferred gains                             (145,973)        (143,687)
                                                ------------      -----------
                                                    (217,409)        (207,409)
                                                ------------      -----------
                                                $    213,405      $  (202,506)
                                                ============     ============

For the year ended September 30, 1996, the Company recorded a net adjustment to the deferred tax valuation allowance of $14,838, for a total valuation allowance of $24,518. For the year ending September 30, 1997, the Company utilized a substantial portion of the deferred tax asset and recorded a reduction in the valuation allowance of $18,753. For the year ended September 30, 1998, the Company reduced the valuation allowance by $1,279. The Company did not adjust the allowance during 1999, 2000, or 2001. The valuation allowance is to reduce the recorded deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

At September 30, 2001, the Company has approximately $58,000 of net operating loss carryforwards for tax purposes available for use by the Company. The carryforwards expire from 2010 to 2013.

Note 7 - Fair values of financial instruments

Methods and assumptions of determining estimated fair value, and the estimated fair values of the Company's financial instrument assets and liabilities are as follows at September 30, 2001 and 2000:

Cash and cash equivalents - Due to their demand nature, the estimated fair value approximates the carrying amount.

Long-term debt - The fair value of the long-term debt is estimated based on management's estimate of interest rates available to the Company for comparable debt having similar remaining maturities and collateral requirements. The estimated fair value at September 30, 2001 was approximately $3.6 million, compared to the carrying amount of approximately $3.8 million. The estimated fair value at September 30, 2000 was approximately $3.6 million, compared to the carrying amount of approximately $3.7 million.

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

           NAME, AGE AND
             POSITION                                LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr.                             Pharmacist and store owner of Hill Drug Company and past
53 - Chairman of Board of Directors since 1983;      manager of Revco Drug Store, Inc.
member of Board since 1983; brother of President.

T. Greenlee Flanagin                                 Licensed real estate agent
52 - President since 1983; member of Board since
1983; brother of Chairman of Board.

M. David Alalof                                      Former President; stockholder and agent with A.H.S., Inc., an
57 - Member of Board since 1977.                     insurance concern

John C. Bell, Jr.                                    Attorney at Law
53 - Vice President; member of Board since 1983.

Gregory B. Scurlock                                  Senior Vice President, First Union Bank, Augusta, GA
53 - Secretary/Treasurer; member of Board since 1983.

Robert M. Flanagin                                   Licensed real estate agent
44 - Member of Board since 1987.
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2001 the Company's executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The table below shows the compensation of the Chief Executive Officer for the three most recent fiscal years. There were no executive officers whose compensation exceeded $100,000.

                  NAME              COMPENSATION       DATE
         T. Greenlee Flanagin         $38,942          September 30, 2001
         T. Greenlee Flanagin          33,426          September 30, 2000
         T. Greenlee Flanagin          28,586          September 30, 1999

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2001 and none are proposed to be paid to any officer or director of Security Land & Development Corporation.

The Company does not have a stock option plan.

Each Director of the Company receives compensation of $100 per Director's meeting for services performed as a Director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2001 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

                                 NUMBER OF SHARES OF
     NAME OF                         COMMON STOCK                 PERCENT OF
 BENEFICIAL OWNER                 BENEFICIALLY OWNED                 CLASS

T. Greenlee Flanagin (1)                740,519                     14.1
Ann Flanagin Smith (1)                  387,541                      7.4
W. Stewart Flanagin, Jr. (1)            463,052                      8.8
Robert Flanagin (1)                     499,083                      9.5
John C. Bell, Jr.                       330,865                      6.3

(1) Combined with the following, these individuals form the "Flanagin family group":

Harriette Flanagin                        3,429                       .1
T. Greenlee Flanagin, Jr.                74,694                      1.4
Estate of W. Stewart Flanagin, Sr.       79,585                      1.5

The Flanagin family group owns 2,244,474 shares which is approximately 43% of all shares of stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2001, by Directors and executive officers:

     NAME OF                                         COMMON STOCK
    BENEFICIAL                                        BENEFICIALLY     PERCENT
      OWNER                    ADDRESS                   OWNED         OF CLASS

W. Stewart Flanagin, Jr.       1117 Glenn Avenue        463,052           8.8
                               Augusta, GA 30904

T. Greenlee Flanagin           3326 Wheeler Road        740,519          14.1
                               Augusta, GA 30903

M. David Alalof                P.O. Box 15637            27,526           0.5
                               Augusta, GA 30909

John C. Bell, Jr.              P.O. Box 1547            330,865           6.3
                               Augusta, GA 30903

Gregory B. Scurlock            821 Heard Avenue             500           0.1
                               Augusta, GA 30904

Robert M. Flanagin             2002 Wrightsboro Road    499,083           9.5
                               Augusta, GA 30904

All Directors and officers as a group consisting of
seven individuals.                                    2,061,545           9.2

The Flanagin family and all Directors and Officers as a group beneficially own 2,606,794 shares which is approximately 49.6% of all shares of stock outstanding.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits required by Item 601 of Regulation S-B.

            EXHIBIT
             NUMBER        DESCRIPTION

               11          Computation of Earnings Per Share

               21          Subsidiaries of the Registrant

b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                INDEX TO EXHIBITS

                                                                            Page
                                                                            ----
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

                      SECURITY LAND & DEVELOPMENT CORPORATION
                                    (Registrant)

                      /s/ T. Greenlee Flanagin          December 20, 2001
                      ---------------------------------------------------
                      T. GREENLEE FLANAGIN                     (Date)
                      President
                      Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.

                      /s/ W. Stewart Flanagin, Jr.      December 20, 2001
                      ---------------------------------------------------
                      W. STEWART FLANAGIN, JR.                 (Date)
                      Chairman of Board
                      Chief Financial Officer
                      Chief Accounting Officer

                      /s/ M. David Alalof               December 20, 2001
                      ---------------------------------------------------
                      M. DAVID ALALOF                         (Date)
                      Director

                      /s/ Gregory B. Scurlock           December 20, 2001
                      ---------------------------------------------------
                      GREGORY B. SCURLOCK                      (Date)
                      Director; Secretary-Treasurer