Form 10QSB
period 2001-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2002-02-06
CIK 88572

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[x]              Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001

[_]              Transition Report Pursuant to 13 or 15(d) of the
                        Securities Exchange Act of 1934

          For the transition period of_______________ to______________

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

                     Issuers Telephone Number (706) 736-6334
                                               -------------


 _____________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X        NO
                                ------        ------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                           Outstanding at January 31, 2002
           -----                           -------------------------------
Common Stock, $.10 Par Value                     5,247,107 shares

Transitional Small Business Disclosure Format:  YES            NO   X
                                                    ------        -----

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY
                                   Form 10-QSB

                                      Index

Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet as of December 31, 2001            1

          Condensed Consolidated Statements of Income for the Three Months
           Ended December 31, 2001 and 2000                                       2

          Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended December 31, 2001 and 2000                                3

          Notes to Condensed Consolidated Financial Statements                  4-5

Item 2.   Management's Discussion and Analysis or Plan of Operation             5-6

Part II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                        7

          SIGNATURES                                                              8

          INDEX TO EXHIBITS                                                       9

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

Part I. Financial Information

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                December 31, 2001

                                     ASSETS

Current assets
     Cash                                                             $   86,286
                                                                      ----------
          Total current assets                                            86,286
                                                                      ----------
Investments and other assets
     Land and improvements, at cost                                    2,186,478
     Property leased to others under operating
        leases, less accumulated depreciation $811,174                 4,648,983
     Deferred tax asset                                                      364
                                                                      ----------
                                                                       6,835,825
                                                                      ----------

                                                                      $6,922,111
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                 $    3,517
     Current portion of long-term debt                                   135,580
     Accrued interest                                                     24,290
     Other current liabilities                                            61,692
                                                                      ----------
          Total current liabilities                                      225,079
                                                                      ----------

Long-term debt, less current maturities                                3,608,051
                                                                      ----------

Deferred taxes                                                           226,520
                                                                      ----------

Deferred income                                                          330,732
                                                                      ----------

Stockholders' equity
     Common stock, at par value                                          623,761
     Paid-in capital                                                     333,766
     Retained earnings                                                 1,674,202
                                                                      ----------
                                                                       2,631,729
     Less subscribed shares                                              100,000
                                                                      ----------
                                                                       2,531,729
                                                                      ----------

                                                                      $6,922,111
                                                                      ==========

See notes to condensed consolidated financial statements.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

      Condensed Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                                    Three        Three
                                                                   Months       Months
                                                                    Ended        Ended
                                                                  December     December
                                                                  31, 2001     31, 2000
                                                                  ---------    ---------
Revenues, rent earned                                             $ 178,891    $ 168,324
                                                                  ---------    ---------

Operating expenses:
     Payroll and related costs                                       11,755       15,707
     Depreciation                                                    31,896       32,158
     Property taxes                                                  21,190       21,286
     Repairs and maintenance                                          6,303        6,154
     Professional services                                               --        2,500
     Insurance                                                        2,742        3,083
     Other                                                            7,215        9,927
                                                                  ---------    ---------
                                                                     81,101       90,815
                                                                  ---------    ---------

          Operating income                                           97,790       77,509
                                                                  ---------    ---------

Nonoperating income and
   (expense):
     Interest income                                                    499        1,230
     Interest expense                                               (73,019)     (74,721)
                                                                  ---------    ---------
                                                                    (72,520)     (73,491)
                                                                  ---------    ---------

          Income before
             income taxes                                            25,270        4,018

Applicable income taxes                                               4,641        1,634
                                                                  ---------    ---------

          Net income                                              $  20,629    $   2,384
                                                                  =========    =========

          Income per
             common share                                         $     .00    $     .00
                                                                  =========    =========

See notes to condensed consolidated financial statements.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                2001         2000
                                                                             ---------    ---------
Cash flows from operating activities
     Cash received from leases                                               $ 206,904    $ 196,335
     Interest received                                                             499        1,230
     Cash paid to suppliers and employees                                     (103,430)    (100,510)
     Interest paid                                                             (73,019)     (50,431)
                                                                             ---------    ---------
               Net cash provided by
                  Operating activities                                          30,954       46,624
                                                                             ---------    ---------
Cash flows from investing activities
      Purchase of land and improvements                                             --     (277,160)
                                                                                          ---------
               Net cash used in
                  Investing activities                                              --     (277,160)
                                                                             ---------    ---------
Cash flows from financing activites
      Property acquisition debt                                                     --      250,000
      Principal payments on debt                                               (43,133)     (24,076)
                                                                             ---------    ---------
               Net cash provided by (used in)
                  Financing activities                                         (43,133)     225,924
                                                                             ---------    ---------
Net decrease in cash                                                           (12,179)      (4,612)

Cash at beginning of period                                                     98,465       93,516
                                                                             ---------    ---------
Cash at end of period                                                        $  86,286    $  88,904
                                                                             =========    =========

Reconciliation of net income to net cash
 provided by operating activities:
      Net income                                                             $  20,629    $   2,384
      Deferred income taxes                                                      3,644        1,634
      Depreciation                                                              31,896       32,158
      Net change in assets and liabilities                                     (25,215)      10,448
                                                                             ---------    ---------
                  Net cash provided by operating
                     Activities                                              $  30,954    $  46,624
                                                                             =========    =========





See notes to condensed consolidated financial statements.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of significant accounting policies

         The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended September 30, 2001 for further information.

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

         The Company adopted the provisions of SFAS No. 142 effective October 1, 2001. The adoption of the provisions of SFAS No. 142 did not have a material effect on the Company's financial position or results of operations.

Note 2 - Investment in leases and property under operating leases

       Property leased or held for lease to others under operating leases consists of the following at December 31, 2001:

                  Land                                                              $        375,796
                  Warehouse and buildings                                                  5,084,361
                                                                                    ----------------
                                                                                           5,460,157
                  Less accumulated depreciation                                              811,174
                                                                                    ----------------

                                                                                    $      4,648,983
                                                                                    ================

       Refer to the Company's Form 10-KSB for the year ended September 30, 2002 for further information on operating lease agreements and terms.

Note 3 - Long-term debt

       Long-term debt consisted of the following at December 31, 2001:

              7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease payments from the property.

                                                                                    $      3,547,560

              9.500% note payable to financial institution due in monthly payments of $3,250, including interest, through September 2003, with a balloon payment of approximately $144,000 due at that time, interest adjusted based on changes in the prime rate, secured by real estate.

                                                                                             196,071
                                                                                    ----------------
                                                                                           3,743,631
              Less current maturities                                                        135,580
                                                                                    ----------------

                                                                                    $      3,608,051
                                                                                    ================

       Item 2.   Management's Discussion and Analysis of Plan or Operation

       The Company's results of operations for the three month period ended December 31, 2001, and a comparative analysis of the same period for the 2000 year are presented below:

                                                                                     Increase (Decrease) 2001
                                                                                         Compared to 2000
                                                                                -------------------------------------
                                           2001                 2000                 Amount               Percent
                                     ----------------     ----------------      ---------------     -----------------
         Leasing
         revenue                     $        178,891     $        168,324      $        10,567                   6.3%

         Operating
         expenses                              81,101               90,815               (9,714)                (10.7%)

         Interest
         expense                               73,019               74,721               (1,702)                 (2.3%)

     Item 2. Management's Discussion and Analysis of Plan of Operation
     (Continued)

     Revenue from leasing consists primarily of revenue from the Company's strip center on Washington Road in Augusta, Georgia. Revenue from leasing has remained relatively constant from 2000 to 2001.

     On an annualized basis, current revenue from leasing remains constant from leasing revenue for the Company's fiscal year ended September 30, 2001.

     Refer to the Company's Form 10-KSB for the year ended September 30, 2001 for further information regarding the properties owned and lease terms.

     Operating expenses for the three months ended December 31, 2001 are comparable to the three months ended December 31, 2000 and, on an annualized basis, are comparable to the Company's operating expenses for the fiscal year ended September 30, 2001. Management of the Company expects operating expenses for the remainder of the current fiscal year to be comparable to the present three month period.

     Interest expense for the current period is comparable to 2000 and, on an annualized basis, is comparable to the Company's interest expense for the fiscal year ended September 30, 2001.

     The Company's ratio of current assets to current liabilities at December 31, 2001 was .38. The ratio was .36 at December 31, 2000.

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

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibit No.           Description
               -----------           -----------

                  None.

          (b) No reports on Form 8-K were filed during the three months ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                  (Registrant)


By:      /s/ T. Greenlee Flanagin                  February 5, 2002
      -------------------------------------     --------------------------------
      T. Greenlee Flanagin                      Date
      President
      Chief Executive Officer

                                INDEX TO EXHIBITS

          Exhibit Number          Description             Sequential Page Number

               None.