Form 10QSB
period 2002-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2002-04-19
CIK 88572

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

[_] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period of___________ to ____________

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

________________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X   NO _____
                                -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                    Outstanding at April 15, 2002
          -----                                    -----------------------------
Common Stock, $.10 Par Value                              5,247,107 shares

Transitional Small Business Disclosure Format:  YES __________  NO     X
                                                                   ---------

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY
                                   Form 10-QSB

                                      Index

Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet as of March 31, 2002            1

          Condensed Consolidated Statements of Income for the Six Months
           Ended March 31, 2002 and 2001, and the Three Months Ended
           March 31, 2002 and 2001                                             2

          Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended March 31, 2002 and 2001                                3

          Notes to Condensed Consolidated Financial Statements               4-5

Item 2.   Management's Discussion and Analysis or Plan of Operation          5-6

Part II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                     7

          SIGNATURES                                                           8

          INDEX TO EXHIBITS                                                    9

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

Part I. Financial Information
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                 March 31, 2002

                                     ASSETS


Current assets
  Cash                                                                $  104,162
                                                                      ----------
       Total current assets                                              104,162
                                                                      ----------
Investments and other assets
  Land and improvements, at cost                                       2,186,478
  Property leased to others under operating
    leases, less accumulated depreciation
    $847,737                                                           4,612,421
                                                                      ----------
                                                                       6,798,899
                                                                      ----------

                                                                      $6,903,061
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                    $    3,517
  Current portion of long-term debt                                      185,841
  Accrued interest                                                        24,290
  Other current liabilities                                               82,284
                                                                      ----------
    Total current liabilities                                            295,932
                                                                      ----------

Long-term debt, less current maturities                                3,512,900
                                                                      ----------

Deferred taxes                                                           228,073
                                                                      ----------

Deferred income                                                          324,569
                                                                      ----------

Stockholders' equity
  Common stock, at par value                                             623,761
  Paid-in capital                                                        333,766
  Retained earnings                                                    1,684,060
                                                                      ----------
                                                                       2,641,587
  Less subscribed shares                                                 100,000
                                                                      ----------
                                                                       2,541,587
                                                                      ----------

                                                                      $6,903,061
                                                                      ==========

See notes to condensed consolidated financial statements.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

      Condensed Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                               Three             Six          Three         Six
                                               Months           Months        Months       Months
                                               Ended            Ended         Ended        Ended
                                             March 31,        March 31,     March 31,    March 31,
                                                2002             2002          2001         2001
                                             ---------        ---------     ---------    ---------
Revenues, rent earned                        $ 184,290        $ 363,181     $ 173,770    $ 342,094
                                             ---------        ---------     ---------    ---------

Operating expenses:
  Payroll and related costs                     17,675           29,430        18,928       34,635
  Depreciation                                  36,563           68,459        31,848       64,006
  Property taxes                                18,032           39,222        17,193       38,479
  Repairs and maintenance                        5,565           11,868         5,416       11,570
  Professional services                         11,706           11,706         6,779        9,279
  Insurance                                      3,421            6,163         4,629        7,712
  Other                                          7,746           14,961         5,890       15,817
                                             ---------        ----------    ---------    ---------
                                               100,708          181,809        90,683      181,498
                                             ---------        ----------    ---------    ---------

     Operating income                           83,582          181,372        83,087      160,596
                                             ---------        ---------     ---------    ---------

Nonoperating income and
  (expense):
   Interest income                                 452              951           968        2,198
   Interest expense                            (72,260)        (145,279)      (78,347)    (153,068)
                                             ---------        ---------     ---------    ---------
                                               (71,808)        (144,328)      (77,379)    (150,870)
                                             ---------        ---------     ---------    ---------
     Income before
       income taxes                             11,774           37,044         5,708        9,726

Applicable income taxes                          1,916            6,557           825        2,459
                                             ---------        ---------     ---------    ---------

     Net income                              $   9,858        $  30,487     $   4,883    $   7,267
                                             =========        =========     =========    =========
     Income per
       common share                          $       -        $       -     $       -    $       -
                                             =========        =========     =========    =========

See notes to condensed consolidated financial statements.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                For the Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                          2002          2001
                                                       ----------    ----------
Cash flows from operating activities
  Cash received from leases                            $  391,193    $  363,943
  Interest received                                           951         2,198
  Cash paid to suppliers and employees                   (153,144)     (141,050)
  Interest paid                                          (145,279)     (128,778)
                                                       ----------    ----------
    Net cash provided by
      operating activities                                 93,721        96,313
                                                       ----------    ----------
Cash flows from investing activities
  Purchase of land and improvements                             -      (277,160)
                                                       ----------    ----------
    Net cash used in
      investing activities                                      -      (277,160)
                                                       ----------    -----------
Cash flows from financing activites
  Property acquisition debt                                     -       250,000
  Principal payments on debt                              (88,024)      (91,936)
                                                       ----------    -----------
    Net cash provided by (used in)
      financing activities                                (88,024)      158,064
                                                       ----------    -----------
Net increase/(decrease) in cash                             5,697       (22,783)

Cash at beginning of period                                98,465        93,516
                                                       ----------    -----------
Cash at end of period                                  $  104,162    $   70,733
                                                       ==========    ===========

Reconciliation of net income to net cash provided by operating activities:

  Net income                                           $   30,487    $    7,267
  Deferred income taxes                                     5,557         1,459
  Depreciation                                             68,459        64,006
  Change in receivables                                    34,175        34,175
  Others, net                                             (44,957)      (10,594)
                                                       ----------    -----------
    Net cash provided by operating
       activities                                      $   93,721    $   96,313
                                                       ==========    ===========

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

Note 2 - Investment in leases and property under operating leases

          Property leased or held for lease to others under operating leases consists of the following at March 31, 2002:

               Land                                                                $  375,796
               Warehouse and buildings                                              5,084,362
                                                                                   ----------
                                                                                    5,460,158
               Less accumulated depreciation                                          847,737
                                                                                   ----------

                                                                                   $4,612,421
                                                                                   ==========

          Refer to the Company's Form 10-KSB for the year ended September 30, 2001 for further information on operating lease agreements and terms.

Note 3 - Long-term debt

          Long-term debt consisted of the following at March 31, 2002:

               7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease payments
               from the property.                                                  $3,510,673



               9.500% note payable to financial institution due in monthly payments of $3,250, including interest, through November 2003, with a balloon payment of approximately $144,000 due at that time, interest adjusted based on changes in the prime rate,
               secured by real estate.                                                188,068
                                                                                   ----------
                                                                                    3,698,741
              Less current maturities                                                 185,841
                                                                                   ----------

                                                                                   $3,512,900
                                                                                   ==========



          Item 2. Management's Discussion and Analysis of Plan or Operation

          The Company's results of operations for the six month period ended March 31, 2002, and a comparative analysis of the same period for the 2001 year are presented below:

                                                        Increase (Decrease) 2002
                                                            Compared to 2001
                                                        ------------------------
                                   2002        2001       Amount       Percent
                               ----------   ----------  ----------   -----------
          Leasing revenue      $  363,181   $  342,094   $  21,087         6.2%

          Operating expenses      181,809      181,498         311           -

          Interest expense        145,279      153,068      (7,789)       (5.1%)

         Item 2. Management's Discussion and Analysis of Plan of Operation (Continued)

         Revenue from leasing consists primarily of revenue from the Company's strip center on Washington Road in Augusta, Georgia and from the office building on Old Evens Road Evans, Georgia. Revenue from leasing has remained relatively constant from 2001 to 2002.

         On an annualized basis, current revenue from leasing remains constant from leasing revenue for the Company's fiscal year ended September 30, 2001.

         Refer to the Company's Form 10-KSB for the year ended September 30, 2001 for further information regarding the properties owned and lease terms.

         Operating expenses for the six months ended March 31, 2002 are comparable to the six months ended March 31, 2001 and, on an annualized basis, are comparable to the Company's operating expenses for the fiscal year ended September 30, 2001. Management of the Company expects operating expenses for the remainder of the current fiscal year to be comparable to the present six month period.

         Interest expense for the current period has decreased from 2001 as the Company continues to reduce outstanding debt.

         The Company's ratio of current assets to current liabilities at March 31, 2002 was .35. The ratio was .26 at March 31, 2001.

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

                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit No.           Description
              -----------           -----------
                 None.

         (b) No reports on Form 8-K were filed during the three months ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                  (Registrant)

By:      /s/ T. Greenlee Flanagin                    April 19, 2002
         -----------------------------               ---------------------------
         T. Greenlee Flanagin                        Date
         President
         Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibit Number                 Description                Sequential Page Number

     None.