Form 10QSB
period 2002-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2002-08-14
CIK 88572

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

[_] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period of ___________ to _____________

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

                        YES    X      NO _____
                             -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                             Outstanding at July 19, 2002
           -----                             ----------------------------
Common Stock, $.10 Par Value                        5,247,107 shares

Transitional Small Business Disclosure Format:  YES _______  NO    X
                                                                -------

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY
                                   Form 10-QSB

                                      Index

Part I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of June 30, 2002              1

           Condensed Consolidated Statements of Income for the Nine Months
            Ended June 30, 2002 and 2001, and the Three Months Ended
            June 30, 2002 and 2001                                               2

           Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended June 30, 2002 and 2001                                  3

           Notes to Condensed Consolidated Financial Statements                4-5

Item 2.    Management's Discussion and Analysis or Plan of Operation           5-6

Part II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                      7

           SIGNATURES                                                            8

           INDEX TO EXHIBITS                                                     9

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

Part I. Financial Information

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                  June 30, 2002

                                     ASSETS

Current assets
   Cash                                                       $       126,627
                                                              ----------------
     Total current assets                                             126,627
                                                              ----------------

Investments and other assets
   Land and improvements, at cost                                   2,186,478
   Property leased to others under operating
     leases, less accumulated depreciation
     $884,300                                                       4,575,858
                                                              ----------------
                                                                    6,762,336
                                                              ----------------

                                                              $     6,888,963
                                                              ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                           $         3,517
   Current portion of long-term debt                                  189,343
   Accrued interest                                                    24,290
   Other current liabilities                                          101,657
                                                              ----------------
     Total current liabilities                                        318,807
                                                              ----------------

Long-term debt, less current maturities                             3,464,198
                                                              ----------------

Deferred taxes                                                        231,726
                                                              ----------------

Deferred income                                                       318,405
                                                              ----------------

Stockholders' equity
   Common stock, at par value                                         623,761
   Paid-in capital                                                    333,766
   Retained earnings                                                1,698,300
                                                              ----------------
                                                                    2,655,827
   Less subscribed shares                                             100,000
                                                              ----------------
                                                                    2,555,827
                                                              ----------------

                                                              $     6,888,963
                                                              ================


See notes to condensed consolidated financial statements.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY

      Condensed Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                         Three              Nine               Three              Nine
                                     Months Ended       Months Ended       Months Ended       Months Ended
                                     June 30, 2002      June 30, 2002      June 30, 2001      June 30, 2001
                                    ---------------    ---------------    ---------------    ---------------
Revenues, rent earned                $     179,545      $     542,726      $     177,960      $     520,054
                                    ---------------    ---------------    ---------------    ---------------

Operating expenses:
  Payroll and related costs                 15,514             44,944             15,397             50,032
  Depreciation                              36,563            105,022             33,696             97,702
  Property taxes                            17,839             57,061             16,945             55,424
  Repairs and maintenance                    6,662             18,530              5,755             17,325
  Professional services                      2,017             13,723             10,220             19,499
  Insurance                                  3,116              9,279              5,349             13,061
  Other                                      8,924             23,885              6,682             22,499
                                    ---------------    ---------------    ---------------    ---------------
                                            90,635            272,444             94,044            275,542
                                    ---------------    ---------------    ---------------    ---------------

          Operating income                  88,910            270,282             83,916            244,512
                                    ---------------    ---------------    ---------------    ---------------

Nonoperating income and
 (expense):
  Interest income                              433              1,384                960              3,158
  Interest expense                         (71,450)          (216,729)           (77,290)          (230,358)
                                    ---------------    ---------------    ---------------    ---------------
                                           (71,017)          (215,345)           (76,330)          (227,200)
                                    ---------------    ---------------    ---------------    ---------------

          Income before
            income taxes                    17,893             54,937              7,586             17,312

Applicable income taxes                      3,653             10,210              1,138              3,597
                                    ---------------    ---------------    ---------------    ---------------

          Net income                 $      14,240      $      44,727      $       6,448      $      13,715
                                    ===============    ===============    ===============    ===============

          Income per
            common share             $           -      $         .01      $           -      $           -
                                    ===============    ===============    ===============    ===============



See notes to condensed consolidated financial statements.

                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                       2002                2001
                                                 ----------------    ----------------
Cash flows from operating activities
  Cash received from leases                       $      570,738      $      554,229
  Interest received                                        1,384               3,158
  Cash paid to suppliers and employees                  (194,007)           (176,064)
  Interest paid                                         (216,729)           (230,358)
                                                 ----------------    ----------------
         Net cash provided by
          operating activities                           161,386             150,965
                                                 ----------------    ----------------

Cash flows from investing activities
  Purchase of land and improvements                            -            (277,160)
                                                 ----------------    ----------------
         Net cash used in
          investing activities                                 -            (277,160)
                                                 ----------------    ----------------

Cash flows from financing activites
  Property acquisition debt                                    -             250,000
  Principal payments on debt                            (133,224)           (131,298)
                                                 ----------------    ----------------
         Net cash provided by (used in)
          financing activities                          (133,224)            118,702
                                                 ----------------    ----------------

Net decrease in cash                                      28,162              (7,493)

Cash at beginning of period                               98,465              93,516
                                                 ----------------    ----------------

Cash at end of period                             $      126,627      $       86,023
                                                 ================    ================

Reconciliation of net income to net cash
 provided by operating activities:
  Net income                                      $       44,727      $       13,715
  Deferred income taxes                                    9,210               3,597
  Depreciation                                           105,042              97,702
  Change in receivables                                   34,175              34,175
  Others, net                                            (31,768)             (1,776)
                                                 ----------------    ----------------

         Net cash provided by operating
          activities                              $      161,386      $      150,965
                                                 ================    ================



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

Note 2 - Investment in leases and property under operating leases

     Property leased or held for lease to others under operating leases consists of the following at June 30, 2002:

          Land                                                  $       375,796
          Warehouse and buildings                                     5,084,362
                                                               -----------------
                                                                      5,460,158
          Less accumulated depreciation                                 884,300
                                                               -----------------

                                                                $     4,575,858
                                                               =================

     Refer to the Company's Form 10-KSB for the year ended September 30, 2001 for further information on operating lease agreements and terms.

Note 3 - Long-term debt

     Long-term debt consisted of the following at June 30, 2002:

          7.875% note payable to an insurance company
          due in monthly payments of $35,633, including
          interest, through June 2015, collateralized by real
          estate and assignment of lease payments from the
          property.                                             $     3,472,642

          9.500% note payable to financial institution due in
          monthly payments of $3,250, including interest,
          through November 2003, with a balloon payment of
          approximately $144,000 due at that time, interest
          adjusted based on changes in the prime rate,
          collateralized by real estate.                                180,899
                                                               -----------------
                                                                      3,653,541
          Less current maturities                                       189,343
                                                               -----------------

                                                                $     3,464,198
                                                               =================


     Item 2. Management's Discussion and Analysis of Plan or Operation

     The Company's results of operations for the nine month period ended June 30, 2002, and a comparative analysis of the same period for the 2001 year are presented below:

                                                            Increase (Decrease) 2002
                                                                Compared to 2001
                                                          ---------------------------

                              2002            2001           Amount        Percent
                          ------------    ------------    ------------  -------------
         Leasing
         revenue           $  542,726      $  520,054      $   22,672         4.3%

         Operating
         expenses             272,444         275,542          (3,098)       (1.1%)

         Interest
         expense              216,729         230,358         (13,629)       (5.9%)

     Item 2. Management's Discussion and Analysis of Plan of Operation
     (Continued)

     Revenue from leasing consists primarily of revenue from the Company's strip center on Washington Road in Augusta, Georgia and from the office building on Old Evans Road in Evans, Georgia. Revenue from leasing has remained relatively constant from 2001 to 2002.

     On an annualized basis, current revenue from leasing remains constant from leasing revenue for the Company's fiscal year ended September 30, 2001.

     Refer to the Company's Form 10-KSB for the year ended September 30, 2001 for further information regarding the properties owned and lease terms.

     Operating expenses for the nine months ended June 30, 2002 are comparable to the nine months ended June 30, 2001 and, on an annualized basis, are comparable to the Company's operating expenses for the fiscal year ended September 30, 2001. Management of the Company expects operating expenses for the remainder of the current fiscal year to be comparable to the present nine month period.

     Interest expense for the current period has decreased from 2001 as the Company continues to reduce outstanding debt.

     The Company's ratio of current assets to current liabilities at June 30, 2002 was .39. The ratio was .18 at June 30, 2001.

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

                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit No.                        Description
            -----------                        -----------

               99.1 Certification Pursuant to 18 U.S.C. (S) 1350, As Adopted Pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002


        (b) No reports on Form 8-K were filed during the three months ended June 30, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SECURITY LAND AND DEVELOPMENT CORPORATION
                                  (Registrant)



By:     /s/ T. Greenlee Flanagin               August 10, 2002
     -----------------------------          ----------------------------------
     T. Greenlee Flanagin                   Date
     President
     Chief Executive Officer

                                INDEX TO EXHIBITS


  Exhibit Number                   Description            Sequential Page Number
  --------------                   -----------            ----------------------

      99.1                Certification Pursuant to 18              10
                          U.S.C. (S) 1350, As Adopted
                          Pursuant to (S) 906 of the
                          Sarbanes-Oxley Act of 2002