Form 10KSB
period 2002-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2002-12-30
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                             to

Commission File Number 0-7865.

SECURITY LAND AND DEVELOPMENT CORPORATION
(A GEORGIA CORPORATION)
INTERNAL REVENUE SERVICE
EMPLOYER IDENTIFICATION NUMBER 58-1088232
2816 WASHINGTON ROAD, #103, AUGUSTA, GA 30909
TELEPHONE NUMBER 706-736-6334

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act

Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☒

The registrant’s total revenues for the fiscal year ended September 30, 2002 were $775,694.

As of the close of the period covered by this report, registrant had outstanding 5,247,107 shares of common stock. There is no established market for the common stock of the registrant. Therefore, the aggregate market value of the voting stock held by non-affiliates of the registrant is not known.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I.

ITEM 1.    DESCRIPTION OF BUSINESS

Security Land and Development Corporation (the “Company”) was organized and incorporated in Georgia in 1970. The Company, including its wholly owned subsidiary, the Royal Palms Motel, Inc., has developed two (2) primary business activities, these activities being (1) the acquisition of undeveloped land for investment purposes and sale at a future date or development of the land and sale after developed and, (2) the acquisition or development of income producing properties for investment purposes and income from leasing activities. The Company’s principal office and activities are in Augusta, Georgia.

The Company’s primary development and income producing activities are:

1.
Retail strip center on approximately 15 acres on Washington Road in Augusta. Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. and is operated as a retail food supermarket. The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants. At September 30, 2002, approximately 10,400 square feet of this space was leased.

2.	Commercial property on Washington Road in Augusta, currently leased as a single family residence.

3.	Development property totaling approximately 10 adjoining acres on Belair Road and North Belair Road Extension at Washington Road in Evans, Georgia.

4.	Commercial property on Old Evans Road in Evans, Georgia, currently leased as office space for three tenants.

5.	Residential Property on Stanley Drive, currently leased as a single family residence.

The Company owns certain other properties that are fully described in Item 2, “Description of Property.”

Construction of the retail strip center in Augusta was completed in May 1995 and the lease with Publix became effective May 15, 1995. The center represents approximately 90% of the Company’s net leased assets. Leasing revenue from the lease with Publix Supermarkets, Inc. represented 73% and 76% of the Company’s total gross leasing revenue for the years ended September 30, 2002 and 2001. Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing. See Item 2, “Description of Property” for additional information related to this property and the lease agreement.

The Company owns additional undeveloped land in Dublin, Georgia and in the Augusta, Georgia area that is being held for investment purposes.

A significant portion of the Company’s real estate owned is on or near Washington Road in Augusta, Georgia. The area contains a large number of business establishments. Management of the Company believes that land in this area is in great demand and that the market value of the property owned is greater than the carrying value.

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

The Company currently owns the following properties in fee simple interest:

1.	Strip center on approximately 15 acres on Washington Road in Augusta, Georgia.

2.	Approximately 3.68 acres with a residential structure on Washington Road in Augusta, Georgia.

3.	Approximately 10.78 undeveloped acres on Belair Road and North Belair Road Extension at Washington Road in Evans, Georgia.

4.	108 undeveloped acres in south Richmond County, Georgia.

5.	A one-acre lot adjacent to the Royal Palms Motel in Augusta, Georgia.

6.	Approximately 1.0 acres of undeveloped land on Old Evans Road, near Washington Road in Augusta, Georgia.

7.	One undeveloped lot in Dublin, Georgia.

8.	Approximately 1.0 acres of undeveloped land held for investment purposes on Washington Road in Augusta, Georgia.

9.	Approximately 4.61 acres with an office building on Old Evans Road in Evans, Georgia.

10.	Approximately .39 acres with a residential structure on Stanley Drive in Augusta, Georgia.

Description of real estate and operating data—

The net book value of the strip center amounts to approximately 60% of the Company’s total assets at September 30, 2002.

Construction of the retail strip center on Washington Road was completed May 1995. The center has 69,000 square feet of available lease space. The center was constructed with the intention of being operated as a strip center and is suitable and adequate for such purpose. The Company has leased 56,000 square feet to Publix Supermarkets, Inc., which, as the center’s anchor store, operates a retail food supermarket. The Company, as lessor, has a twenty year lease agreement with Publix. The lease became effective May 15, 1995. The lease provides for annual rentals of $463,205, and for the Company to receive 1.25% of this store’s annual gross sales in excess of approximately $37 million. For the Company’s years ended September 30, 2002 and 2001, the supermarket had not achieved this sales level. The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix. For 2002 this reimbursement was approximately $52,694. At the lessee’s option the lease may be extended in five year increments for an additional twenty years on substantially the same lease terms. As part of the lease agreement, Publix contributed approximately $500,000 to the construction of the facility. The Company capitalized this contribution and is recognizing it as revenue over the twenty year life of the lease. The center, excluding land, cost approximately

$4,800,000. The Company has financed the center with a $4,300,000 loan fixed at 7.875% interest amortized monthly for twenty years. Annual principal and interest payments are $427,596. The balance of the loan was $3,433,857 at September 30, 2002. The loan matures May 2015 and will be fully amortized at that time. The loan is secured by the center and the assignment of lease payments from the property. The property is located on Washington Road in Augusta, Georgia. This road is the location of numerous business establishments, including competing strip centers. The road also has a high volume of traffic providing potential customers for the Company’s tenants. The Company’s operation of the center is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet leased to other tenants. The Company competes with other strip centers in the area to maintain stable occupancy. Management of the Company believes that the location and visibility of the center provides for favorable conditions for maintaining occupancy. At September 30, 2002, the Company had leased 80% of the 13,000 square feet not leased to Publix. These individual leases have terms of from three to five years with monthly lease payments ranging from $1,050 to $2,800. Following is certain information regarding the strip center at September 30, 2002:

Occupancy	rate—96% (Publix is the only tenant to occupy 10% or more of the leasable square feet.)

Effective	rental rates—
	Square Feet Leased	Rental Per Square Foot

Publix Supermarkets, Inc.	56,146	$ 8.25
Other tenants	10,400	11.38

The principal business of the other tenants currently includes a hair salon, take-out restaurant, stock brokerage office and similar small business operations.

Schedule of lease expirations for each of the next ten years, beginning with the Company’s year end September 30, 2003 is presented below (does not include potential extensions).

Year ending September 30,	Number of tenants whose leases will expire	Total area in square feet covered by expiring leases	Annual rental represented by expiring leases	Percentage of gross annual rental represented by expiring leases

2003	1	1,300	11,700	2%
2004	1	1,300	11,850	2%
2005	3	5,200	73,450	13%
2006	2	2,600	34,951	7%
2007-2012	—	—	—	—

The percentage of gross annual rental represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve month fiscal period. The Company currently does not have plans for significant renovations or improvements to the center.

The Federal tax basis of the center, excluding land and before accumulated depreciation, is $4,832,562. Accumulated depreciation is $1,429,388. The building and structure is being depreciated by the straight-line method over 39 years. The site work of the center is being depreciated by the 150% declining balance method over 15 years. Total property taxes on the center for 2002 were $71,718.

During the year ended September 30, 2001, the Company purchased an office building and adjacent land totaling approximately 4 acres located on Old Evans Road in Evans, Georgia. The net book value of the building acquired, amounts to approximately $265,155. The net book value of the adjacent land amounts to approximately $508,887. The combined property has a federal tax basis of $778,729. Accumulated depreciation on the property is $14,825. The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during the year ended 2000 of approximately $511,726 and with approximately $250,000 of proceeds from new debt. The debt consists of a note payable to a local bank with monthly principal and interest payments of $3,251, with interest at approximately the prime rate, maturing in November 2003. At September 30, 2002 the outstanding balance of the debt was $173,659. As of September 30, 2002, the property is 100% leased to three tenants, a physician’s office, an insurance office and a construction company office, over short-term leases. The property is being depreciated by the straight-line method over 30 years. The property is held by the Company for investment and appreciation. The continued development in this area and the decreasing supply of available land may enhance the appreciation and future marketability of the property. Total property taxes on the property were $6,612 for 2002.

During the year ended September 30, 2000, the Company purchased additional undeveloped land of approximately 10 acres in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road. The land was purchased in two transactions. The first transaction was to acquire the remaining one-third interest in 6.92 acres of land from an entity in which a principal stockholder and member of the Board of Directors of the Company is a significant owner. The purchase price of the land was $522,846. The second transaction was a purchase of approximately 4 acres in Evans, Georgia adjacent to the purchased property previously described. The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals. The purchase price of the land was $371,970.

The net book value of the investment property acquired in this transaction is approximately 18% of the Company’s total assets. The property has a federal tax basis of $1,299,052. There is no debt on the property. The property is held by the Company for investment and appreciation. Total property taxes on the property were $10,355 for 2002.

No other property owned by the Company at September 30, 2002, had a book value amounting to 10% or more of the total assets of the Company.

The approximately 1.0 acres of undeveloped land on Old Evans Road in Augusta, Georgia has a Federal tax basis of $342,122. There is no debt on the property. The Company currently has no plans for development or improvement of this property. The property is held by the Company for investment and appreciation. The property is located in an area of Augusta that has experienced both commercial and residential growth for a number of years. This land is also located near Washington Road (though not near the strip center). The continued development in this area and the decreasing supply of vacant land may enhance the appreciation and future marketability of the property. Total property taxes on the property were $3,745 for 2002.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia. The property is collateral for a 5% note that matures in 2005. The property was purchased for approximately $145,000. The property is located adjacent to several properties already held by the Company. The location of this property may enhance the appreciation and future marketability of the property.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company’s securities. The approximate number of holders of the Company’s common stock is 750.

No dividends have been declared or paid during the two years ending September 30, 2002. The Company has no restrictions that currently, or that may reasonably be expected, to limit materially the amount of dividends paid.

ITEM	6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company’s primary business activities are the acquisition, development and leasing of developed and undeveloped real estate. The objectives of the Company are capital appreciation from real estate investments and income from leasing.

RESULTS OF OPERATIONS

			Increase (Decrease) 2002 compared to 2001
	2002	2001	Amount	Percent
Leasing revenue	$775,694	$724,719	$50,975	7%
Operating expenses	383,020	361,067	21,953	6%
Interest expense	288,438	303,844	(15,406)	(5)%
Land sale	—	—	—	—
Net income	79,971	52,864	27,107	51%

			Increase (Decrease) 2001 compared to 2000
	2001	2000	Amount	Percent
Leasing revenue	$724,719	$708,093	$16,626	2%
Operating expenses	361,067	346,937	14,130	4%
Interest expense	303,844	296,926	6,918	2%
Land sale	—	957,910	(957,910)	(100)%
Net income	52,864	871,834	(818,970)	(94)%

Revenue from leasing activities is provided by the following properties:

	2002	2001	2000
Retail strip center	$721,803	$685,036	$685,595
Other	53,891	39,683	22,498

Years Ended September 30, 2002 and 2001

The retail strip center was completed in May 1995, with 1996 being the first full twelve month period of operations. The center consists of approximately 69,000 square feet. Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the center’s anchor store. See Item 2, “Description of Property” for information regarding the lease agreement with Publix. The remaining approximately 13,000 square feet is available for lease to additional tenants. This additional space was approximately 80% leased as of the period ending September 30, 2002 and approximately 80% leased as of the period ended September 30, 2001. Also see Item 2, “Description of Property” for effective rental rates and lease expirations related to this property.

Leasing revenue from the retail strip center remained relatively consistent compared with respective prior year’s amounts. Management expects the strip center to be a principal activity of the Company and to continue to provide a substantial portion of the Company’s operating revenue.

Revenue from the Company’s other leasing properties has increased $14,208 from 2001 due to increased revenue from the Evans rental property acquired in 2001 and the Stanley Drive property acquired in 2002.

Operating expenses increased $21,953 (6%) from 2001. Management of the Company expects operating expenses for 2003 to be consistent with 2002. Significant line item expense fluctuations from 2001 to 2002 are presented below.

Payroll costs decreased approximately $8,273 due to a declining utilization of personnel.

Property tax expense increased approximately $29,258 due to assessment increases by both Richmond and Columbia counties.

Depreciation expense increased approximately $685, primarily associated with the Stanley Drive property acquisition in the fourth quarter.

Commissions decreased approximately $5,200 as the company did not utilize professionals for leasing property owned by the Company.

Repairs and maintenance expense increased approximately $9,786 primarily due to routine maintenance related to properties acquired over the past two years.

Other expenses increased approximately $7,895 primarily due to increases in the cost of utilities.

Interest expense for the current fiscal year has decreased from 2001 as a result of the continued amortization of outstanding debt. The decrease was partially offset by new debt payments associated with the acquisition of the Stanley Drive property. Management expects interest expense for the year ending September 30, 2003 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

Income tax expense increased approximately $13,209 from 2001 due to the Company’s increase in income before income taxes, primarily related increased rental revenues.

The ratio of current assets to current liabilities was .46 at September 30, 2002, and was .41 at September 30, 2001. Management of the Company expects future liquidity needs of the Company to be met from operating revenues of the Company.

The Company believes that the market value of much of the real estate owned by the Company is greater than the original cost and that significant value has been added to the real estate by the continued development and decreasing supply of vacant land in the area. These properties are available as a source of capital to the Company.

Years Ended September 30, 2001 and 2000

The retail strip center was completed in May 1995, with 1996 being the first full twelve month period of operations. The center consists of approximately 69,000 square feet. Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the center’s anchor store. See Item 2, “Description of Property” for information regarding the lease agreement with Publix. The remaining approximately 13,000 square feet is available for lease to additional tenants. This additional space was 80% leased as of the period ending September 30, 2001 and 80% leased as of the period ended September 30, 2000. Also see Item 2, “Description of Property” for effective rental rates and lease expirations related to this property.

Leasing revenue from the retail strip center remained relatively consistent compared with respective prior year’s amounts. Management expects the strip center to be a principal activity of the Company and to continue to provide a substantial portion of the Company’s operating revenue.

There was no revenue from the bulk storage warehouse on the industrial property site for 2001 or 2000, as the property was sold by the Company during 2000.

Revenue from the Company’s other leasing properties has increased $17,175 from 2000 due to revenue from the newly acquired Evans rental property.

Two land-sales transactions in the year ended 2000 accounted for $646,094 and $311,816, respectively, of gains recognized for book purposes, for a total of approximately $957,910.

Operating expenses increased $14,130 (4%) from 2000. Management of the Company expects operating expenses for 2002 to be consistent with 2001. Significant line item expense fluctuations from 2000 to 2001 are presented below.

Payroll costs increased approximately $13,087 due to an approximately $6,500 increase in CEO compensation, an approximately $4,400 increase in compensation to the Board Chairman and additional increases in part-time personnel.

Depreciation expense increased approximately $3,726 associated with the Evans building acquisition.

Commission expense increased $4,840 from 2000 due to contract payments to professionals for leasing property owned by the Company.

Repairs and maintenance expense increased approximately $12,695 primarily due to a decrease in repairs on Washington Road residential rental property which did not recur.

Other expenses increased approximately $3,601 due to increases in electricity costs.

Interest expense for the current fiscal year has increased from 2000 as a result of new debt associated with the purchase of the Evans property.

Income tax expense decreased approximately $147,336 from 2000 due to the Company’s decrease in income before income taxes, primarily related to prior year land sales.

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

Cautionary Note Regarding Forward-Looking Statements
The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

ITEM 7.    FINANCIAL STATEMENTS

The following consolidated financial statements of Security Land & Development Corporation and Subsidiary are included herein:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Security Land and Development
  Corporation and Subsidiary
Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation and Subsidiary as of September 30, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiary as of September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia
December 7, 2002

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2002 and 2001

	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$116,385	$98,465
Lease payments receivable	52,684	34,175

Total current assets	169,069	132,640

Investments and other assets
Land and improvements, at cost	2,186,478	2,186,478
Property leased to others under operating leases, less accumulated depreciation 2002 $911,361; 2001 $779,278	4,694,643	4,680,879
Deferred taxes	5,635	4,004

Total investments and other assets	6,886,756	6,871,361

	$7,055,825	$7,004,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$66,274	$66,888
Accrued property taxes	102,216	75,835
Current maturities of long-term debt	203,082	180,034

Total current liabilities	371,572	322,757

Long-term debt, less current maturities	3,523,226	3,606,731

Deferred taxes	257,713	226,518

Deferred income	312,243	336,895

Stockholders’ equity
Common stock, par value $.10 per share, authorized 30,000,000 shares; issued 6,247,107, outstanding 5,247,107	623,761	623,761
Additional paid-in capital	333,766	333,766
Retained earnings	1,733,544	1,653,573

	2,691,071	2,611,100
Less subscribed shares (1,000,000 shares)	100,000	100,000

Total stockholders’ equity	2,591,071	2,511,100

	$7,055,825	$7,004,001

See notes to consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

Years ended September 30, 2002 and 2001

	2002	2001
Revenue, rents earned	$775,694	$724,719

Operating expenses
Payroll and related costs	56,086	64,359
Depreciation	132,083	131,398
Repairs and maintenance	34,430	24,644
Property taxes	100,626	71,368
Commissions	—	5,200
Professional services	15,378	26,835
Insurance	12,779	13,520
Other	31,638	23,743

	383,020	361,067

Operating income	392,674	363,652

Nonoperating income (expense)
Other income	6,297	4,064
Interest expense	(288,438)	(303,844)

	(282,141)	(299,780)

Income before income taxes	110,533	63,872
Applicable income taxes	30,562	11,008

Net income	$79,971	$52,864

Income per common share	$.02	$0.01

See notes to consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years ended September 30, 2002 and 2001

	Common Stock
	Outstanding Shares	Par Value	Paid-In Capital	Retained Earnings	Subscribed Shares	Total Stockholders’ Equity
Balance,
September 30, 2000	5,247,107	623,761	333,766	1,600,709	100,000	2,458,236
Net income	—	—	—	52,864	—	52,864

Balance,
September 30, 2001	5,247,107	623,761	333,766	1,653,573	100,000	2,511,100
Net income	—	—	—	79,971	—	79,971

Balance,
September 30, 2002	5,247,107	$623,761	$333,766	$1,733,544	$100,000	$2,591,071

See notes to consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended September 30, 2002 and 2001

	2002	2001
Cash flows from operating activities
Cash received from leases	$732,533	$700,067
Interest received	1,797	4,064
Cash paid to suppliers and employees	(221,668)	(193,216)
Interest paid	(288,438)	(303,844)

Net cash provided by operating activities	224,224	207,071

Cash flows from investing activities
Purchase of and improvements to investment real estate	(145,847)	(277,161)

Net cash used in investing activities	(145,847)	(277,161)

Cash flows from financing activities
Proceeds of loan for property purchases	120,370	250,000
Principal payments on long-term debt	(180,827)	(174,961)

Net cash provided by (used in) financing activities	(60,457)	75,039

Net increase (decrease) in cash and cash equivalents	17,920	4,949
Cash and cash equivalents
Beginning	98,465	93,516

Ending	$116,385	$98,465

Reconciliation of net income to net cash provided by operating activities
Net income	$79,971	$52,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	132,083	131,398
Amortization of deferred income	(24,652)	(24,652)
Gain on sale of property	—	—
Deferred taxes	30,562	11,008
Changes in other assets and liabilities	6,260	36,453

Net cash provided by operating activities	$224,224	$207,071

See notes to consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

Note 1—Nature of business and significant accounting policies

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

For the years ended September 30, 2002 and 2001, substantially all operating revenues and operating expenses were related to the activity of real estate leasing. For 2002 and 2001, approximately 90% of net leased assets consisted of a retail strip center of which approximately 80% is leased to a regional food supermarket.

During the years ended September 30, 2002 and 2001, leasing revenues were received from predominantly one property. The retail strip center provided approximately 93% and 97% of gross leasing revenue for each of the years, respectively. During 2002 and 2001, approximately 79% and 81% of revenue from the strip center was from a lease with a regional food supermarket, with the lease amount approximating $463,000 annually.

Significant accounting policies

Basis of presentation—The consolidated financial statements include the accounts of Security Land and Development Corporation and its wholly-owned subsidiary, Royal Palms Motel, Inc., (described on a consolidated basis as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition—The Company recognizes rental and lease payments as revenue in the lease period to which the payment relates. The Company recognizes contingent rentals as revenue when the changes in the factors on which the contingent lease payments are based actually occur. Revenue from sales of real estate is recognized in accordance with SFAS 66, substantially when title to the property has passed and the risks and benefits of ownership have been transferred to the buyer.

Property, equipment and land—Property, equipment and land is stated at cost. Depreciation of property and equipment is computed principally by the straight-line method over the following estimated useful lives:

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements—Continued

September 30, 2002 and 2001

Note 1—Nature of business and significant accounting policies (continued)

Property leased to others	30–40 years
Fixtures and furnishings	5– 7 years

Maintenance and repairs of property and equipment are charged to operations and major improvements which extend the useful life of the assets are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss is included in income in the period of disposition.

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount. The Company measures the impairment loss as the amount by which the assets carrying amount exceeds the fair value of the asset.

Cash and cash equivalents—For purposes of reporting cash flows, the Company considers financial instruments of a demand nature to be cash equivalents.

Income taxes—The Company files a consolidated tax return.

Provisions for income taxes are based on amounts reported in the consolidated statements of income and comprehensive income and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method.

Earnings per share—Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The Company has no stock option plans.

Fair value of financial instruments—In preparing fair value estimate disclosures, the Company generally utilizes quoted market prices for financial instruments. In cases where quoted market prices are not available for certain financial instruments, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used.

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements—Continued

September 30, 2002 and 2001

Note 2—Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at September 30, 2002 and 2001:

	2002	2001
Land	$397,673	$375,796
Warehouse and buildings	5,208,331	5,084,361

	5,606,004	5,460,157
Less accumulated depreciation	911,361	779,278

	$4,694,643	$4,680,879

The Company’s primary leasing activity is a retail strip center.

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

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2002 and 2001, the supermarket did not achieve this sales level.

At September 30, 2002, future minimum lease payments under the operating lease agreements for the retail strip center are as follows (not including potential extensions):

2003	$ 579,998
2004	571,901
2005	557,523
2006	480,693
2007	463,205
Thereafter	3,551,235

$6,204,555

The Company has other lease agreements that are short-term in nature and are not material for inclusion in the above presentation.

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements—Continued

September 30, 2002 and 2001

Note 3—Long-term debt

Long-term debt consisted of the following at September 30, 2002 and 2001:

	2002	2001
7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by retail strip center and assignment of lease payments from the property.	$3,433,856	$3,584,619
Note payable to a bank, with interest at prime + .25%, due in monthly payments of $3,251, including interest, through November 2003, with a balloon of approximately $144,000 Collateralized by real estate. Current rate approximately 5.25%.	173,659	202,146
Note payable to a bank, with interest at prime, due in monthly Installments of $1,330, including interest, through June 2005 with a balloon payment of approximately $90,000. Collateralized by real estate. Current rate approximately 5.0%.	118,793	—

	3,726,308	3,786,765
Less current maturities	203,082	180,034

	$3,523,226	$3,606,731

Aggregate maturities of long-term debt are due as follows:

2003	$203,082
2004	330,706
2005	288,616
2006	206,255
2007	223,096
Thereafter	2,474,553

$3,726,308

All interest incurred for 2002 and 2001 was expensed by the Company.

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements—Continued

September 30, 2002 and 2001

Note 4—Income taxes

The total income taxes in the consolidated statements of income are as follows:

	2002	2001
Deferred tax expense	$30,562	$11,008
Net change, deferred tax valuation allowance	—	—

Deferred tax expense	$30,562	$11,008

The Company’s provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	September 30, 2002		September 30, 2001
	Amount	Percent	Amount	Percent
Tax at statutory rate	$37,581	34%	$11,008	17%

Increase in income taxes resulting from permanent differences	(7,019)	(6)	—	—

Provision for income taxes	$30,562	28%	$11,008	17%

Net deferred tax assets consist of the following components as of September 30, 2002 and 2001:

	2002	2001
Deferred tax assets:
Loss carryforwards	$10,038	$8,407
Less valuation allowance	4,403	4,403

	5,635	4,004

Deferred tax liabilities
Leased property	(63,081)	(71,436)
Deferred gains	(194,632)	(145,973)

	(257,713)	(217,409)

	$(252,078)	$213,405

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements—Continued

September 30, 2002 and 2001

Note 4—Income taxes (Continued)

For the year ended September 30, 1996, the Company recorded a net adjustment to the deferred tax valuation allowance of $14,838, for a total valuation allowance of $24,518. For the year ending September 30, 1997, the Company utilized a substantial portion of the deferred tax asset and recorded a reduction in the valuation allowance of $18,753. For the year ended September 30, 1998, the Company reduced the valuation allowance by $1,279. The Company did not adjust the allowance during the years 1999 through 2002. The valuation allowance is to reduce the recorded deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

At September 30, 2002, the Company has approximately $70,000 of net operating loss carryforwards for tax purposes available for use by the Company. The carryforwards expire from 2010 to 2013.

Note 5—Fair values of financial instruments

Methods and assumptions of determining estimated fair value, and the estimated fair values of the Company’s financial instrument assets and liabilities are as follows at September 30, 2002 and 2001:

Cash and cash equivalents—Due to their demand nature, the estimated fair value approximates the carrying amount.

Long-term debt—The fair value of the long-term debt is estimated based on management’s estimate of interest rates available to the Company for comparable debt having similar remaining maturities and collateral requirements. The estimated fair value at September 30, 2002 was approximately $3.6 million, compared to the carrying amount of approximately $3.6 million. The estimated fair value at September 30, 2001 was approximately $3.6 million, compared to the carrying amount of approximately $3.8 million.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information for the current directors and executive officers of the Company. There are no arrangements or understandings between any officers and any other persons pursuant to the election of the officers.

NAME, AGE AND POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr.	Pharmacist and store owner of Hill Drug Company and past
54—Chairman of Board of Directors since 1983;	manager of Revco Drug Store, Inc.
member of Board since 1983; brother of President.

T. Greenlee Flanagin	Licensed real estate agent
53—President since 1983; member of Board since
1983; brother of Chairman of Board.

M. David Alalof	Former President; stockholder and agent with A.H.S., Inc., an
59—member of Board since 1977.	insurance concern

John C. Bell, Jr.	Attorney at Law
54 – Vice President; Member of Board since 1983.

Gregory B. Scurlock	Senior Vice President, First Union Bank, Augusta, GA
54—Secretary/Treasurer; member of Board since
1983.

Robert M. Flanagin	Licensed real estate agent
45—Member of Board since 1987;
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2002 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

ITEM 10.    EXECUTIVE COMPENSATION

The table below shows the compensation of the Chief Executive Officer for the three most recent fiscal years. There were no executive officers whose compensation exceeded $100,000.

NAME	COMPENSATION	DATE
T. Greenlee Flanagin	$32,832	September 30, 2002
T. Greenlee Flanagin	38,942	September 30, 2001
T. Greenlee Flanagin	33,426	September 30, 2000

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2002 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.

The Company does not have a stock option plan.

Each Director of the Company receives compensation of $100 per Director’s meeting for services performed as a Director.

ITEM	11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2002 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS

T. Greenlee Flanagin (1)	604,847	11.5
Ann Flanagin Smith (1)	387,541	7.4
W. Stewart Flanagin, Jr. (1)	463,052	8.8
Robert Flanagin (1)	499,083	9.5
John C. Bell, Jr.	330,865	6.3

(1)    Combined with the following, these individuals form the “Flanagin family group”:

Harriette Flanagin	3,429.1
T. Greenlee Flanagin, Jr.	210,366	4.0
Estate of W. Stewart Flanagin, Sr.	79,585	1.5

The Flanagin family group owns 2,247,903 shares which is approximately 43% of all shares of stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2002, by Directors and executive officers:

NAME OF BENEFICIAL OWNER	ADDRESS	COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS

W. Stewart Flanagin, Jr.	1117 Glenn Avenue	463,052	8.8
	Augusta, GA 30904

T. Greenlee Flanagin	3326 Wheeler Road	604,847	11.5
	Augusta, GA 30903

M. David Alalof	P.O. Box 15637	27,526	0.5
	Augusta, GA 30909

John C. Bell, Jr.	P.O. Box 1547	330,865	6.3
	Augusta, GA 30903

Gregory B. Scurlock	821 Heard Avenue	500	0.1
	Augusta, GA 30904

Robert M. Flanagin	3052 Skinner Mill Road	499,083	9.5
	Augusta, GA 30909

All Directors and officers as a group consisting of seven individuals.		1,925,873	36.6

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

W. Stewart Flanagin, Jr.	Director and security holder

T. Greenlee Flanagin	President, Director and security holder

Robert M. Flanagin	Director and security holder

Ann Flanagin Smith	Security holder

Virginia Wilson Flanagin	Immediate family member of Director and security holder

Tate McKenzie Flanagin	Immediate family member of Director and security holder

W. Stewart Flanagin, III	Immediate family member of Director and security holder

John Lawrence Smith	Immediate family member of Director and security holder

Chesley Stewart Smith	Immediate family member of Director and security holder

Harriette Robinson Flanagin	Immediate family member of Director and security holder

T. Greenlee Flanagin, Jr.	Immediate family member of Director and security holder

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits required by Item 601 of Regulation S-B.

EXHIBIT NUMBER	DESCRIPTION

11	Computation of Earnings Per Share

21	Subsidiaries of the Registrant

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002

b)	The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

ITEM 14.    CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer carried out the evaluation.

CERTIFICATIONS

I, T. Greenlee Flanagin, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Security Land and Development Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annualy report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 20, 2002

/s/ T. Greenlee Flanagin
T. Greenlee Flanagin President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.		Page

11	Computation of Earnings Per Share	29

21	Subsidiaries of the Registrant	30

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION (Registrant)

/s/ T. Greenlee Flanagin December 20, 2002
T. GREENLEE FLANAGIN (Date) President Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.

/s/ W. Stewart Flanagin, Jr. December 20, 2002
W. STEWART FLANAGIN, JR. (Date) Chairman of Board

/s/ M. David Alalof December 20, 2002
M. DAVID ALALOF (Date) Director

/s/ Gregory B. Scurlock December 20, 2002
GREGORY B. SCURLOCK (Date) Secretary-Treasurer