Form 10QSB
period 2002-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2003-02-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

☐	Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period of                                 to

Commission File Number 0-7865.

SECURITY LAND AND DEVELOPMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

Georgia (State or other Jurisdiction of Incorporation or Organization)	58-1088232 (I.R.S. Employer Identification Number)

2816 Washington Road, #103, Augusta, Georgia 30909
(Address of Principal Executive Offices)

Issuers Telephone Number (706) 736-6334

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Common Stock, $.10 Par Value	Outstanding at January 31, 2003 5,247,107 shares

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY
Form 10-QSB

SIGNATURES	8

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY

Part I. Financial Information

Condensed Consolidated Balance Sheet
(Unaudited)

December 31, 2002

ASSETS

Current assets
Cash	$78,092

Total current assets	78,092

Investments and other assets
Land and improvements, at cost	2,186,478
Property leased to others under operating leases, less accumulated depreciation $947,555	4,658,449
Deferred tax asset	5,635

6,850,562

$6,928,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,517
Current portion of long-term debt	342,938
Accrued interest	24,290
Other current liabilities	66,588

Total current liabilities	437,333

Long-term debt, less current maturities	3,333,954

Deferred taxes	258,405

Deferred income	306,078

Stockholders’ equity
Common stock, at par value	623,761
Paid-in capital	333,766
Retained earnings	1,735,357

2,692,884
Less subscribed shares	100,000

2,592,884

$6,928,654

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY

Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2001

Revenues, rent earned	$182,917	$178,891

Operating expenses:
Payroll and related costs	16,315	11,755
Depreciation	36,194	31,896
Property taxes	27,353	21,190
Repairs and maintenance	14,500	6,303
Professional services	5,998	—
Insurance	1,576	2,742
Other	7,476	7,215

	109,412	81,101

Operating income	73,505	97,790

Nonoperating income and (expense):
Interest income	243	499
Interest expense	(71,243)	(73,019)

	(71,000)	(72,520)

Income before income taxes	2,505	25,270

Applicable income taxes	692	4,641

Net income	$1,813	$20,629

Income per common share	$.00	$.00

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities
Cash received from leases	$229,437	$206,904
Interest received	243	499
Cash paid to suppliers and employees	(147,312)	(103,430)
Interest paid	(71,243)	(73,019)

Net cash provided by Operating activities	11,125	30,954

Cash flows from financing activities
Principal payments on debt	(49,418)	(43,133)

Net cash provided by (used in) Financing activities	(49,418)	(43,133)

Net decrease in cash	(38,293)	(12,179)

Cash at beginning of period	116,385	98,465

Cash at end of period	$78,092	$86,286

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,813	$20,629
Deferred income taxes	692	3,644
Depreciation	36,194	31,896
Net change in assets and liabilities	(27,574)	(25,215)

Net cash provided by operating Activities	$11,125	$30,954

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Note 1 - Summary of significant accounting policies

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company’s annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company’s Form 10-KSB for the year ended September 30, 2002 for further information.

The financial information has been prepared in accordance with the Company’s customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

Note 2 - Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at December 31, 2002:

Land	$397,673
Warehouse and buildings	5,208,331

5,606,004
Less accumulated depreciation	947,555

$4,658,449

Refer to the Company’s Form 10-KSB for the year ended September 30, 2002 for further information on operating lease agreements and terms.

Note 3 - Long-term debt

Long-term debt consisted of the following at December 31, 2002:

7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease payments from the property.	$3,394,173

Prime +.25% note payable to financial institution due in monthly payments of $3,250, including interest, through November 2003, with a balloon payment of approximately $144,000 due at that time, interest adjusted based on changes in the prime rate, secured by real estate.	166,425

Prime rate note payable to financial institution due in monthly payments of $1,330, including interest, through June 2005, with a balloon payment of approximately $90,000 due at that time, interest adjusted based on changes in the prime rate, secured by real estate.	116,294
3,676,892

Less current maturities	342,938

$3,333,954

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s results of operations for the three month period ended December 31, 2002, and a comparative analysis of the same period for the 2001 year are presented below:

			Increase (Decrease) 2002 Compared to 2001

	2002	2001	Amount	Percent

Leasing revenue	$182,917	$178,891	$4,026	2.3%

Operating expenses	109,412	81,101	28,311	34.9%

Interest expense	71,243	73,019	(1,776)	(2.4%)

Revenue from leasing consists primarily of revenue from the Company’s strip center on Washington Road in Augusta, Georgia and from the office building on old Evans Road in Evans, Georgia. Revenue from leasing has remained relatively constant from 2001 to 2002.

On an annualized basis, current revenue from leasing remains constant from leasing revenue for the Company’s fiscal year ended September 30, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refer to the Company’s Form 10-KSB for the year ended September 30, 2002 for further information regarding the properties owned and lease terms.

Operating expenses for the three months ended December 31, 2002 have increased as compared to the three months ended December 31, 2001. The increase is primarily due to increases in depreciation, property taxes, repairs and maintenance, and professional services. The increase in depreciation expense is a result of additional property acquired by the Company. The increase in property taxes is a result of an increase in the assessments by the taxing authorities. The increase in repairs and maintenance is a result of additional repair costs incurred related to the strip center. Management of the Company expects operating expenses for the remainder of the current fiscal year to be comparable to the present three-month period.

Interest expense for the current period is comparable to 2001 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2002.

The Company’s ratio of current assets to current liabilities at December 31, 2002 was .18. The ratio was .38 at December 31, 2001. This decrease is due to a maturity date for balloon payment on a loan falls within the next 12 months.

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

Item 3.	Controls and Procedures

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

(a) Exhibit No. Description

99.1 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed during the three months ended December 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION
(Registrant)

By:	/s/ T. GREENLEE FLANAGIN	February 14, 2003

	T. Greenlee Flanagin President Chief Executive Officer	Date

CERTIFICATIONS

I, T. Greenlee Flanagin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Security Land and Development Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/ T. GREENLEE FLANAGIN

T. Greenlee Flanagin President and Chief Executive Officer