Form 10QSB
period 2003-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2003-05-06
CIK 88572

Part I.    Financial Information

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Balance Sheet

(Unaudited)

March 31, 2003

ASSETS

Current assets
Cash	$95,502

Total current assets	95,502

Investments and other assets
Land and improvements, at cost	2,186,478
Property leased to others under operating leases, less accumulated depreciation $983,749	4,622,255
Deferred tax asset	5,635

6,814,368

$6,909,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$96,550
Current portion of long-term debt	338,735
Accrued interest	24,290

Total current liabilities	459,575

Long-term debt, less current maturities	3,287,792

Deferred taxes	261,529

Deferred income	299,917

Stockholders’ equity
Common stock, at par value	623,761
Paid-in capital	333,766
Retained earnings	1,743,530

2,701,057
Less subscribed shares	100,000

2,601,057

$6,909,870

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended March 31, 2003	Six Month Ended March 31, 2003	Three Months Ended March 31, 2002	Six Month Ended March 31, 2002
Revenues, rent earned	$193,830	$376,747	$184,290	$363,181

Operating expenses:
Payroll and related costs	19,367	35,682	17,675	29,430
Depreciation	36,194	72,388	36,563	68,459
Property taxes	24,248	51,601	18,032	39,222
Repairs and maintenance	11,496	25,996	5,565	11,868
Professional services	8,582	14,580	11,706	11,706
Insurance	2,024	3,600	3,421	6,163
Other	10,497	17,973	7,746	14,961

	112,408	221,820	100,708	181,809

Operating income	81,422	154,927	83,582	181,372

Nonoperating income and (expense):
Interest income	136	379	452	951
Interest expense	(70,261)	(141,504)	(72,260)	(145,279)

	(70,125)	(141,125)	(71,808)	(144,328)

Income before income taxes	11,297	13,802	11,774	37,044
Applicable income taxes	3,124	3,816	1,916	6,557

Net income	$8,173	$9,986	$9,858	$30,487

Income per common share	$.00	$.00	$.00	$.00

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities
Cash received from leases	$417,105	$391,193
Interest received	379	951
Cash paid to suppliers and employees	(197,082)	(153,144)
Interest paid	(141,504)	(145,279)

Net cash provided by operating activities	78,898	93,721

Cash flows from financing activities
Principal payments on debt	(99,781)	(88,024)

Net cash used in financing activities	(99,781)	(88,024)

Net decrease in cash	(20,883)	5,697
Cash at beginning of period	116,385	98,465

Cash at end of period	$95,502	$104,162

Reconciliation of net income to net cash provided by operating activities:
Net income	$9,986	$30,487
Deferred income taxes	3,816	5,557
Depreciation	72,388	68,459
Net change in assets and liabilities	(7,292)	(10,782)

Net cash provided by operating activities	$78,898	$93,721

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Note 1—Summary of significant accounting policies

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

Note 2—Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at March 31, 2003:

Land	$397,673
Warehouse and buildings	5,208,331

5,606,004
Less accumulated depreciation	983,749

$4,622,255

Refer to the Company’s Form 10-KSB for the year ended September 30, 2002 for further information on operating lease agreements and terms.

Note 3—Long-term debt

Long-term debt consisted of the following at March 31, 2003:

7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease payments from the property.	$3,353,846

Prime +.25% note payable to financial institution due in monthly payments of $3,250, including interest, through November 2003, with a balloon payment of approximately $144,000 due at that time, interest adjusted based on changes in the prime rate, secured by real estate.	158,934

Prime rate note payable to financial institution due in monthly payments of $1,330, including interest, through June 2005, with a balloon payment of approximately $90,000 due at that time, interest adjusted based on changes in the prime rate, secured by real estate.	113,747

3,626,527
Less current maturities	338,735

$3,287,792

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s results of operations for the six month period ended March 31, 2003, and a comparative analysis of the same period for the 2002 year are presented below:

			Increase (Decrease) 2003 Compared to 2002
	2003	2002	Amount	Percent
Leasing revenue	$376,747	$363,181	$13,566	3.74%

Operating expenses	221,820	181,809	40,011	22.01%

Interest expense	141,504	145,279	(3,775)	2.60%

Revenue from leasing consists primarily of revenue from the Company’s strip center on Washington Road in Augusta, Georgia and from the office building on old Evans Road in Evans, Georgia. Revenue from leasing increased slightly between 2002 and 2003 due to the additional rental property purchased in June 2002 and increased common area maintenance fees.

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

Operating expenses for the six months ended March 31, 2003 have increased as compared to the six months ended March 31, 2002. The increase is primarily due to increases in depreciation, property taxes, and repairs and maintenance. The increase in depreciation expense is a result of additional depreciable leasing property acquired by the Company. The increase in property taxes is a result of an increase in the assessments by the taxing authorities. The increase in repairs and maintenance is a result of additional repair costs incurred related to the strip center. Management of the Company expects operating expenses for the remainder of the current fiscal year to be comparable to the present three-month period.

Interest expense for the current period is comparable to 2002 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2002.

The Company’s ratio of current assets to current liabilities at March 31, 2003 was .21. The ratio was .35 at March 31, 2002. This decrease is due to a maturity date for balloon payment on a loan falling within the next 12 months, thus increasing current liabilities.

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

Part II—Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibit No.	Description
99.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. GREENLEE FLANAGIN	May 6, 2003
	T. Greenlee Flanagin President Chief Executive Officer	Date

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

Date: May 6, 2003

/s/ T. GREENLEE FLANAGIN
T. Greenlee Flanagin President and Chief Executive Officer