Form 10QSB
period 2003-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2003-08-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

YES  ☒     NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, $.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:     YES    ☐      NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Form 10-QSB

Part I. Financial Information

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Balance Sheet

(Unaudited)

June 30, 2003

ASSETS

Current assets
Cash	$91,215

Total current assets	91,215

Investments and other assets
Land and improvements, at cost	2,186,478
Property leased to others under operating leases, less accumulated depreciation $1,019,943	4,586,061
Other assets	5,635
Deferred charge	22,500

6,800,674

$6,891,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$122,037
Current portion of long-term debt	334,653
Accrued interest	24,290

Total current liabilities	480,980

Long-term debt, less current maturities	3,240,615

Deferred taxes	265,388

Deferred income	293,754

Stockholders’ equity
Common stock, at par value	623,761
Paid-in capital	333,766
Retained earnings	1,753,625

2,711,152
Less subscribed shares	100,000

2,611,152

$6,891,889

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2003	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
Revenues, rent earned	$183,748	$560,495	$179,545	$542,726

Operating expenses:
Payroll and related costs	15,988	51,670	15,514	44,944
Depreciation	36,194	108,582	36,563	105,022
Property taxes	23,999	75,600	17,839	57,061
Repairs and maintenance	12,216	38,212	6,662	18,530
Professional services	2,660	17,240	2,017	13,723
Insurance	1,910	5,510	3,116	9,279
Other	7,645	25,618	8,924	23,885

	100,612	322,432	90,635	272,444

Operating income	83,136	238,063	88,910	270,282

Nonoperating income and (expense):
Interest income	199	578	433	1,384
Interest expense	(69,381)	(210,885)	(71,450)	(216,729)

	(69,182)	(210,307)	(71,017)	(215,345)

Income before income taxes	13,954	27,756	17,893	54,937
Applicable income taxes	3,859	7,675	3,653	10,210

Net income	$10,095	$20,081	$14,240	$44,727

Income per common share	$.00	$.00	$.00	$.01

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities
Cash received from leases	$594,690	$570,738
Interest received	578	1,384
Cash paid to suppliers and employees	(258,512)	(194,007)
Interest paid	(210,885)	(216,729)

Net cash provided by operating activities	125,871	161,386

Cash flows from financing activities
Principal payments on debt	(151,041)	(133,224)

Net cash used in financing activities	(151,041)	(133,224)

Net increase (decrease) in cash	(25,170)	28,162
Cash at beginning of period	116,385	98,465

Cash at end of period	$91,215	$126,627

Reconciliation of net income to net cash provided by operating activities:
Net income	$20,081	$44,727
Deferred income taxes	7,675	9,210
Depreciation	108,582	105,042
Net change in assets and liabilities	(10,467)	2,407

Net cash provided by operating Activities	$125,871	$161,386

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Item 1. Notes to Condensed Consolidated Financial Statements

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the useful lives and the appropriate method of recognizing depreciation on investment property for leasing is based on the Company’s evaluation of the property and the Company’s estimates of the utilization of each property. Management of the Company utilizes available information to make this determination. In addition, management evaluates investment property for leasing for indications of impairment.

Note 2—Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at June 30, 2003:

Land	$397,673
Warehouse and buildings	5,208,331

5,606,004
Less accumulated depreciation	1,019,943

$4,586,061

Refer to the Company’s Form 10-KSB for the year ended September 30, 2002 for further information on operating lease agreements and terms.

Note 3—Long-term debt

Long-term debt consisted of the following at June 30, 2003:

7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease payments from the property.	$3,312,682

Prime +.25% note payable to financial institution due in monthly payments of $3,250, including interest, through November 2003, with a balloon payment of approximately $144,000 due at that time, interest adjusted based on changes in the prime rate, collateralized by real estate.	151,386

Prime rate note payable to financial institution due in monthly payments of $1,330, including interest, through June 2005, with a balloon payment of approximately $90,000 due at that time, interest adjusted based on changes in the prime rate, collateralized by real estate.	111,200

3,575,268
Less current maturities	334,653

$3,240,615

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s results of operations for the nine-month period ended June 30, 2003, and a comparative analysis of the same period for 2002 are presented below:

			Increase (Decrease) 2003 Compared to 2002
	2003	2002	Amount	Percent

Leasing revenue	$560,495	$542,726	$17,769	3.27%

Operating expenses	322,432	272,444	49,988	18.35%

Interest expense	210,885	216,729	(5,844)	(2.70%)

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

Operating expenses for the nine months ended June 30, 2003 have increased as compared to the nine months ended June 30, 2002. The increase is primarily due to increases in depreciation, property taxes, and repairs and maintenance. The increase in depreciation expense is a result of additional depreciable leasing property acquired by the Company. The increase in property taxes is a result of an increase in the assessments by the taxing authorities. The increase in repairs and maintenance is a result of additional repair costs incurred related to the strip center. Management of the Company expects operating expenses for the remainder of the current fiscal year to be comparable to the present three-month period.

Interest expense for the current period is comparable to 2002 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2002.

The Company’s ratio of current assets to current liabilities at June 30, 2003 was .19. The ratio was .39 at June 30, 2002. This decrease is due to a maturity date for balloon payment on a loan falling within the next 12 months, thus increasing current liabilities.

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

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three months ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 11, 2003
	T. Greenlee Flanagin President Chief Executive Officer	Date