Form 10KSB
period 2003-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2003-12-29
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2003

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

YES ☒ NO ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The registrant’s total revenues for the fiscal year ended September 30, 2003 were $806,538.

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

The Company’s primary development and income producing activities are:

1.	Retail strip center on approximately 15 acres on Washington Road in Augusta. Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. and is operated as a retail food supermarket. The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants. At September 30, 2003, approximately 10,400 square feet of this space was leased.

2.	Commercial property on Washington Road in Augusta, currently leased as a single family residence.

3.	Development property totaling approximately 10 adjoining acres on Belair Road and North Belair Road Extension at Washington Road in Evans, Georgia.

4.	Commercial property on Old Evans Road in Evans, Georgia, currently leased as office space for three tenants.

5.	Residential Property on Stanley Drive, currently leased as a single family residence.

6.	Commercial property ground-lease to a retail business. Located on property that is an out-parcel from the retail strip center.

The Company owns certain other properties that are fully described in Item 2, “Description of Property.”

Construction of the retail strip center in Augusta was completed in May 1995 and the lease with Publix became effective May 15, 1995. The center represents approximately 90% of the Company’s net leased assets. Leasing revenue from the lease with Publix Supermarkets, Inc. represented 76% and 73% of the Company’s total gross leasing revenue for the years ended September 30, 2003 and 2002. Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing. See Item 2, “Description of Property” for additional information related to this property and the lease agreement.

The Company owns additional undeveloped land in and around the Augusta, Georgia area that is being held for investment purposes. A significant portion of the Company’s real estate owned is on or near Washington Road in Augusta, Georgia. The area contains a large number of business establishments. Management of the Company believes that land in this area is in great demand and that the market value of the property owned is greater than the carrying value. The Company presently has three part-time employees, all of whom are officers and/or stockholders of the Company.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company owns developed and undeveloped real estate in several locations in the State of Georgia. There are no limitations on the percentage of assets which may be invested in any one property or type of property. The Company acquires various properties for investment purposes and for leasing activities.

The Company currently owns the following properties in fee simple interest:

1.	Strip center on approximately 15 acres on Washington Road in Augusta, Georgia.

2.	Approximately 3.68 acres with a residential structure on Washington Road in Augusta, Georgia.

3.	Approximately 10.78 undeveloped acres on Belair Road and North Belair Road Extension at Washington Road in Evans, Georgia.

4.	108 undeveloped acres in south Richmond County, Georgia.

5.	A one-acre lot adjacent to the Royal Palms Motel in Augusta, Georgia.

6.	Approximately 1.0 acres of undeveloped land on Old Evans Road, near Washington Road in Augusta, Georgia.

7.	Approximately 1.0 acres of undeveloped land held for investment purposes on Washington Road in Augusta, Georgia.

8.	Approximately 4.61 acres with an office building on Old Evans Road in Evans, Georgia.

9.	Approximately .39 acres with a residential structure on Stanley Drive in Augusta, Georgia.

Description of real estate and operating data -

The net book value of the strip center amounts to approximately 60% of the Company’s total assets at September 30, 2003.

Construction of the retail strip center on Washington Road was completed May 1995. The center has 69,000 square feet of available lease space. The center was constructed with the intention of being operated as a strip center and is suitable and adequate for such purpose. The Company has leased 56,000 square feet to Publix Supermarkets, Inc., which, as the center’s anchor store, operates a retail food supermarket. The Company, as lessor, has a twenty-year lease agreement with Publix. The lease became effective May 15, 1995. The lease provides for annual rentals of $463,205, and for the Company to receive 1.25% of this store’s annual gross sales in excess of approximately $37 million. For the Company’s years ended September 30, 2003 and 2002, the supermarket had not achieved this sales level. The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix. For 2003 this reimbursement was approximately $55,000. At the lessee’s option the lease may be extended in five-year increments for an additional twenty years on substantially the same lease terms. As part of the lease agreement, Publix contributed approximately $500,000 to the construction of the facility. The Company capitalized this contribution and is recognizing it as revenue over the twenty year life of the lease. The center, excluding land, cost approximately $4,800,000.

The Company has financed the center with a $4,300,000 loan fixed at 7.875% interest amortized monthly for twenty years. Annual principal and interest payments are $427,596. The balance of the loan was $3,270,876 at September 30, 2003. The loan matures May 2015 and will be fully amortized at that time. The loan is secured by the center and the assignment of lease payments from the property. The property is located on Washington Road in Augusta, Georgia. This road is the location of numerous business establishments, including competing strip centers. The road also has a high volume of traffic providing potential customers for the Company’s tenants. The Company’s operation of the center is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet leased to other tenants. The Company competes with other strip centers in the area to maintain stable occupancy. Management of the Company believes that the location and visibility of the center provides for favorable conditions for maintaining occupancy. At September 30, 2003, the Company had leased 80% of the 13,000 square feet not leased to Publix. These individual leases have terms of from monthly renewal to three years with monthly lease payments ranging from $1,000 to $2,800. Following is certain information regarding the strip center at September 30, 2003:

Occupancy rate - 96%	(Publix is the only tenant to occupy 10% or more of the leasable square feet.)
Effective rental rates –

	Square Feet Leased	Rental Per Square Foot
Publix Supermarkets, Inc.	56,146	$8.25
Other tenants	10,400	$11.23

The principal business of the other tenants currently includes a hair salon, take-out restaurant, stock brokerage office and similar small business operations.

Schedule of lease expirations for each of the next ten years, beginning with the Company’s year end September 30, 2004 is presented below (does not include potential extensions).

Year ending September 30,	Number of tenants whose leases will expire	Total area in square feet covered by expiring leases	Annual rental Represented by expiring leases	Percentage of gross annual rental represented by expiring leases
2004	2	2,600	23,544	3%
2005	3	5,200	70,848	9%
2006	2	2,600	34,944	4%
2007	—	—	—	—
2008 – 2013	—	—	—	—

The percentage of gross annual rental represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve-month fiscal period. The Company currently does not have plans for significant renovations or improvements to the center.

The Federal tax basis of the center, excluding land and before accumulated depreciation is $4,832,562. Accumulated depreciation is $1,609,839.

The building and structure is being depreciated by the straight-line method over 39 years. The site work of the center is being depreciated by the 150% declining balance method over 15 years. Total property taxes on the center for 2003 were $74,333.

During the year ended September 30, 2001, the Company purchased an office building and adjacent land totaling approximately 4 acres located on Old Evans Road in Evans, Georgia. The net book value of the building acquired, amounts to approximately $265,155. The net book value of the adjacent land amounts to approximately $508,887. The combined property has a federal tax basis of $778,729. Accumulated depreciation on the property is $24,158. The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during the year ended 2000 of approximately $511,726 and with approximately $250,000 of proceeds from new debt. The debt consists of a note payable to a local bank with monthly principal and interest payments of $3,251, with interest at approximately the prime rate, maturing in November 2003. At September 30, 2003 the outstanding balance of the debt was $143,408. As of September 30, 2002, the property is 100% leased to three tenants, a physician’s office, an insurance office and a construction company office, over short-term leases. The property is being depreciated by the straight-line method over 30 years. The property is held by the Company for investment and appreciation. The continued development in this area and the decreasing supply of available land may enhance the appreciation and future marketability of the property. Total property taxes on the property were $7,532 for 2003.

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

The net book value of the investment property acquired in this transaction is approximately 19% of the Company’s total assets. The property has a federal tax basis of $1,299,052. There is no debt on the property. The property is held by the Company for investment and appreciation. Total property taxes on the property were $12,884 for 2003.

The approximately 1.0 acres of undeveloped land on Old Evans Road in Augusta, Georgia has a Federal tax basis of $342,122. There is no debt on the property. The Company currently has no plans for development or improvement of this property. The property is held by the Company for investment and appreciation. The property is located in an area of Augusta that has experienced both commercial and residential growth for a number of years. This land is also located near Washington Road (though not near the strip center). The continued development in this area and the decreasing supply of vacant land may enhance the appreciation and future marketability of the property. Total property taxes on the property were $5,446 for 2003.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia. The property is collateral for a 5% note that matures in 2005. The property was purchased for approximately $145,000. The property is located adjacent to several properties already held by the Company. The location of this property may enhance the appreciation and future marketability of the property. Total property taxes on the property were $1,188 for 2003.

No other property owned by the Company at September 30, 2003, had a book value amounting to 10% or more of the total assets of the Company.

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

No dividends have been declared or paid during the two years ending September 30, 2003. The Company has no restrictions that currently, or that may reasonably be expected, to limit materially the amount of dividends paid.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

Management of the Company has identified the following as critical accounting policies:

•	Estimates of useful lives of investment property for purposes of depreciation.

•	Evaluation of long-lived investment assets for impairment.

The Company’s primary business activities are the acquisition, development and leasing of developed and undeveloped real estate. The objectives of the Company are capital appreciation from real estate investments and income from leasing.

RESULTS OF OPERATIONS

			Increase (Decrease) 2003 compared to 2002
	2003	2002	Amount	Percent
Leasing revenue	$806,538	$775,694	$30,844	4%
Operating expenses	434,558	383,020	51,538	14%
Interest expense	279,333	288,438	(9,105)	(3)%
Land sale	—	—	—	—
Net income	67,199	79,971	(12,772)	(16)%

			Increase (Decrease) 2002 compared to 2001
	2002	2001	Amount	Percent
Leasing revenue	$775,694	$724,719	$50,975	7%
Operating expenses	383,020	361,067	21,953	6%
Interest expense	288,438	303,844	(15,406)	(5)%
Land sale	—	—	—	—
Net income	79,971	52,864	27,107	51%

Revenue from leasing activities is provided by the following properties:

	2003	2002	2001
Retail strip center	$740,264	$721,803	$685,036
Other	66,274	53,891	39,683

Years Ended September 30, 2003 and 2002

The retail strip center was completed in May 1995, with 1996 being the first full twelve month period of operations. The center consists of approximately 69,000 square feet. Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the center’s anchor store. See Item 2, “Description of Property” for information regarding the lease agreement with Publix. The remaining approximately 13,000 square feet is available for lease to additional tenants. This additional space was approximately 80% leased as of the period ending September 30, 2003 and approximately 80% leased as of the period ended September 30, 2002. Also see Item 2, “Description of Property” for effective rental rates and lease expirations related to this property.

Leasing revenue from the retail strip center remained relatively consistent compared with respective prior year’s amounts. Management expects the strip center to be a principal activity of the Company and to continue to provide a substantial portion of the Company’s operating revenue.

Revenue from the Company’s other leasing properties has increased $12,383 from 2002 due to increased revenue resulting from the Stanley Drive property acquired in 2002, and a ground-lease executed in 2003 with a retail store. The ground-lease is for an outparcel property located near the strip-center. The lease is a twenty year ground-lease for $3,750 per month, with the lessee contributing to common area maintenance and other costs.

Operating expenses increased $51,538 (13.5%) from 2002. Management of the Company expects operating expenses for 2004 to be consistent with 2003. Significant line item expense fluctuations from 2002 to 2003 are presented below.

Payroll costs increased approximately $4,560 due to additional utilization of personnel.

Property tax expense increased approximately $12,018 due to assessment increases by both Richmond and Columbia counties.

Depreciation expense was consistent with prior years.

Repairs and maintenance expense increased approximately $30,263 due to repairs made to the strip-center.

Interest expense for the current fiscal year has decreased from 2002 as a result of the continued amortization of outstanding debt. The decrease was partially offset by new debt payments associated with the acquisition of investment property. Management expects interest expense for the year ending September 30, 2004 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

Income tax expense decreased approximately $4,430 from 2002 due to the Company’s decrease in income before income taxes, primarily related to increased operating expenses.

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

Depreciation expense increased approximately $685, primarily associated with the Stanley Drive property acquisition in the forth quarter.

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

The ratio of current assets to current liabilities was .22 at September 30, 2003, and was .46 at September 30, 2002. Management of the Company expects future liquidity needs of the Company to be met from operating revenues of the Company.

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

The following consolidated financial statements of Security Land & Development Corporation and Subsidiary are included herein:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

Security Land and Development

Corporation and Subsidiary

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation and Subsidiary as of September 30, 2003 and 2002, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiary as of September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

December 5, 2003

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2003 and 2002

	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$43,280	$116,385
Lease payments receivable	56,054	52,684

Total current assets	99,334	169,069

Investments and other assets
Land and improvements, at cost	2,186,478	2,186,478
Property leased to others under operating leases, less accumulated depreciation 2003 $1,042,979; 2002 $911,361	4,563,025	4,694,643
Deferred commission charges, less accumulated amortization 2003 $188; 2002 $-0-	22,312	—
Deferred taxes	12,516	5,635

Total investments and other assets	6,784,332	6,886,756

	$6,883,666	$7,055,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$85,842	$66,274
Accrued property taxes	38,160	102,216
Current maturities of long-term debt	330,348	203,082

Total current liabilities	454,350	371,572

Long-term debt, less current maturities	3,192,729	3,523,226

Deferred taxes	290,726	257,713

Deferred income	287,591	312,243

Stockholders’ equity
Common stock, par value $.10 per share, authorized 30,000,000 shares; issued 6,247,107, outstanding 5,247,107	623,761	623,761
Additional paid-in capital	333,766	333,766
Retained earnings	1,800,743	1,733,544

	2,758,270	2,691,071
Less subscribed shares (1,000,000 shares)	100,000	100,000

Total stockholders’ equity	2,658,270	2,591,071

	$6,883,666	$7,055,825

See notes to consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

Years ended September 30, 2003 and 2002

	2003	2002
Revenue, rents earned	$806,538	$775,694

Operating expenses
Payroll and related costs	60,646	56,086
Depreciation and amortization	131,806	132,083
Repairs and maintenance	64,693	34,430
Property taxes	112,644	100,626
Professional services	18,930	15,378
Insurance	12,992	12,779
Other	32,847	31,638

	434,558	383,020

Operating income	371,980	392,674

Nonoperating income (expense)
Other income	684	6,297
Interest expense	(279,333)	(288,438)

	(278,649)	(282,141)

Income before income taxes	93,331	110,533
Applicable income taxes	26,132	30,562

Net income	$67,199	$79,971

Income per common share	$0.01	$0.02

See notes to consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years ended September 30, 2003 and 2002

	Common Stock
	Outstanding Shares	Par Value	Paid-In Capital	Retained Earnings	Subscribed Shares	Total Stockholders’ Equity
Balance, September 30, 2001	5,247,107	623,761	333,766	1,653,573	100,000	2,511,100
Net income	—	—	—	79,971	—	79,971

Balance, September 30, 2002	5,247,107	623,761	333,766	1,733,544	100,000	2,591,071
Net income	—	—	—	67,199	—	67,199

Balance, September 30, 2003	5,247,107	$623,761	$333,766	$1,800,743	$100,000	$2,658,270

See notes to consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended September 30, 2003 and 2002

	2003	2002
Cash flows from operating activities
Cash received from leases	$778,516	$732,533
Interest received	684	1,797
Cash paid to suppliers and employees	(369,741)	(221,668)
Interest paid	(279,333)	(288,438)

Net cash provided by operating activities	130,126	224,224

Cash flows from investing activities
Purchase of and improvements to investment real estate	—	(145,847)

Net cash used in investing activities	—	(145,847)

Cash flows from financing activities
Proceeds of loan for property purchases	—	120,370
Principal payments on long-term debt	(203,231)	(180,827)

Net cash used in financing activities	(203,231)	(60,457)

Net increase (decrease) in cash and cash equivalents	(73,105)	17,920
Cash and cash equivalents
Beginning	116,385	98,465

Ending	$43,280	$116,385

Reconciliation of net income to net cash provided by operating activities
Net income	$67,199	$79,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,806	132,083
Amortization of deferred income	(24,652)	(24,652)
Deferred taxes	26,132	30,562
Changes in other assets and liabilities	(70,359)	6,260

Net cash provided by operating activities	$130,126	$224,224

See notes to consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Note 1 – Nature of business and significant accounting policies

Nature of business

Security Land and Development Corporation is engaged in the acquisition of developed and undeveloped real estate to be held for investment purposes or to be developed and leased as income producing property. Acquired and leased properties are within the State of Georgia, predominantly in Richmond and Columbia counties.

Royal Palms Motel, Inc., a wholly owned subsidiary of Security Land and Development Corporation, is presently not engaged in business operations. The assets and liabilities of the subsidiary are not significant to the consolidated statement presentation.

For the years ended September 30, 2003 and 2002, substantially all operating revenues and operating expenses were related to the activity of real estate leasing. For 2003 and 2002, approximately 90% of net leased assets consisted of a retail strip center of which approximately 80% is leased to a regional food supermarket.

During the years ended September 30, 2003 and 2002, leasing revenues were received from predominantly one property. The retail strip center provided approximately 92% and 93% of gross leasing revenue for each of the years, respectively. During 2003 and 2002, approximately 83% and 79% of revenue from the strip center was from a lease with a regional food supermarket, with the lease amount approximating $463,000 annually.

Significant accounting policies

Basis of presentation - The consolidated financial statements include the accounts of Security Land and Development Corporation and its wholly owned subsidiary, Royal Palms Motel, Inc., (described on a consolidated basis as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition - The Company recognizes rental and lease payments as revenue in the lease period to which the payment relates. The Company recognizes contingent rentals as revenue when the changes in the factors on which the contingent lease payments are based actually occur. Revenue from sales of real estate is recognized in accordance with SFAS 66, substantially when title to the property has passed and the risks and benefits of ownership have been transferred to the buyer.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2003 and 2002

Property, equipment and land - Property, equipment and land is stated at cost. Depreciation of property and equipment is computed principally by the straight-line method over the following estimated useful lives:

Note 1 – Nature of business and significant accounting policies (continued)

Property leased to others	30 -40 years
Fixtures and furnishings	5 -7 years

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

Cash and cash equivalents - For purposes of reporting cash flows, the Company considers financial instruments of a demand nature to be cash equivalents.

Income taxes - The Company files a consolidated tax return.

Provisions for income taxes are based on amounts reported in the consolidated statements of income and comprehensive income and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method.

Earnings per share - Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The Company has no stock option plans, or other instruments resulting in earnings per share dilution. For 2003 and 2002 the weighted average number of shares outstanding was 5,247,107 for both years.

Fair value of financial instruments - In preparing fair value estimate disclosures, the Company generally utilizes quoted market prices for financial instruments. In cases where quoted market prices are not available for certain financial instruments, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2003 and 2002

Note 2 – Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at September 30, 2003 and 2002:

	2003	2002
Land	$397,673	$397,673
Warehouse and buildings	5,208,331	5,208,331

	5,606,004	5,606,004
Less accumulated depreciation	1,042,979	911,361

	$4,563,025	$4,694,643

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

In construction of the retail strip center, the supermarket contributed approximately $500,000 to the cost of the construction. The Company has recorded this contribution as deferred revenue and is recognizing the revenue using the straight-line method over the twenty-year life of the lease with the supermarket.

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2003 and 2002, the supermarket did not achieve this sales level.

At September 30, 2003, future minimum lease payments under the operating lease agreements for the retail strip center are as follows (not including potential extensions):

2004	$579,101
2005	564,723
2006	487,893
2007	465,605
2008	463,205
Thereafter	3,512,635

$6,073,162

In addition, the Company has a ground-lease arrangement on an out-parcel of the strip center. The lease originated in 2003 and provides for future minimum lease payments of $45,000 annually for a twenty year period.

The Company has other lease agreements that are short-term in nature and are not material for inclusion in the above presentation.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2003 and 2002

Note 3 – Long-term debt

Long-term debt consisted of the following at September 30, 2003 and 2002:

	2003	2002
7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by retail strip center and assignment of lease payments from the property.	$3,273,665	$3,433,856
Note payable to a bank, with interest at prime + .25%, due in monthly payments of $3,251, including interest, through November 2003, with a balloon of the full balance at that time. Collateralized by real estate. Current rate approximately 5.25%.	143,408	173,659
Note payable to a bank, with interest at prime, due in monthly Installments of $1,330, including interest, through June 2005 with a balloon payment of approximately $90,000. Collateralized by real estate. Current rate approximately 5.0%.	106,004	118,793

	3,523,077	3,726,308
Less current maturities	330,348	203,082

	$3,192,729	$3,523,226

Aggregate maturities of long-term debt are due as follows:

2004	330,348
2005	288,376
2006	206,254
2007	223,096
2008	241,313
Thereafter	2,233,690

$3,523,077

All interest incurred for 2003 and 2002 was expensed by the Company.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2003 and 2002

Note 4 – Income taxes

The total income taxes in the consolidated statements of income are as follows:

	2003	2002
Deferred tax expense	$26,132	$30,562
Net change, deferred tax valuation allowance	—	—

Deferred tax expense	$26,132	$30,562

The Company’s provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	September 30, 2003		September 30, 2002
	Amount	Percent	Amount	Percent
Tax at statutory rate	$31,733	34%	$37,581	34%
Graduated rates	(5,601)	(6)	(7,019)	(6)

Provision for income taxes	$26,132	28%	$30,562	28%

Net deferred tax assets consist of the following components as of September 30, 2003 and 2002:

	2003	2002
Deferred tax assets:
Loss carryforwards	$16,919	$10,038
Less valuation allowance	4,403	4,403

	12,516	5,635

Deferred tax liabilities
Leased property depreciation	(96,094)	(63,081)
Deferred gains	(194,632)	(194,632)

	(290,726)	(257,713)

	$(278,210)	$(252,078)

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements - Continued

September 30, 2003 and 2002

Note 4 – Income taxes (Continued)

For the year ended September 30, 1996, the Company recorded a net adjustment to the deferred tax valuation allowance of $14,838, for a total valuation allowance of $24,518. For the year ending September 30, 1997, the Company utilized a portion of the deferred tax asset and recorded a reduction in the valuation allowance of $18,753. For the year ended September 30, 1998, the Company reduced the valuation allowance by $1,279. The Company did not adjust the allowance during the years 1999 through 2003. The valuation allowance is to reduce the recorded deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

At September 30, 2003, the Company has approximately $60,000 of net operating loss carryforwards for tax purposes available for use by the Company. The carryforwards expire from 2010 to 2013.

Note 5 – Fair values of financial instruments

Methods and assumptions of determining estimated fair value, and the estimated fair values of the Company’s financial instrument assets and liabilities are as follows at September 30, 2003 and 2002:

Cash and cash equivalents - Due to their demand nature, the estimated fair value approximates the carrying amount.

Long-term debt - The fair value of the long-term debt is estimated based on management’s estimate of interest rates available to the Company for comparable debt having similar remaining maturities and collateral requirements. The estimated fair value at September 30, 2003 was approximately $3.5 million, compared to the carrying amount of approximately $3.5 million. The estimated fair value at September 30, 2002 was approximately $3.7 million, compared to the carrying amount of approximately $3.7 million.

ITEM 8.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to our Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that we carried out our evaluation.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information for the current directors and executive officers of the Company. There are no arrangements or understandings between any officers and any other persons pursuant to the election of the officers.

NAME, AGE AND POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr. 55 - Chairman of Board of Directors since 1983; member of Board since 1983; brother of President.	Pharmacist and store owner of Hill Drug Company and past manager of Revco Drug Store, Inc.

T. Greenlee Flanagin 54 - President since 1983; member of Board since 1983; brother of Chairman of Board.	Licensed real estate agent

M. David Alalof 60 - member of Board since 1977.	Former President; stockholder and agent with A.H.S., Inc., an insurance concern

John C. Bell, Jr. 55 - Vice President; Member of Board since 1983.	Attorney at Law

Gregory B. Scurlock 55 - Secretary/Treasurer; member of Board since 1983.	Senior Vice President, Wachovia Bank, Augusta, GA

Robert M. Flanagin 46 - Member of Board since 1987. brother of President and Chairman.	Licensed real estate agent

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2003 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

ITEM 10.	EXECUTIVE COMPENSATION

The table below shows the compensation of the Chief Executive Officer for the three most recent fiscal years. There were no executive officers whose compensation exceeded $100,000.

NAME	COMPENSATION	DATE
T. Greenlee Flanagin	$33,021	September 30, 2003
T. Greenlee Flanagin	32,832	September 30, 2002
T. Greenlee Flanagin	38,942	September 30, 2001

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2003 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.

The Company does not have a stock option plan.

Each Director of the Company receives compensation of $100 per Director’s meeting for services performed as a Director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2003 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS
T. Greenlee Flanagin (1)	539,743	10.3
Robert Flanagin (1)	513,980	9.8
W. Stewart Flanagin, Jr. (1)	477,948	9.1
Ann Flanagin Smith (1)	402,437	7.7
John C. Bell, Jr.	330,865	6.3
T. Greenlee Flanagin, Jr.	290,366	5.6

(1) Combined with the following, these individuals form the “Flanagin family group”:

Harriette Flanagin	3,429.1
Estate of W. Stewart Flanagin, Sr.	20,000.4

The Flanagin family group owns 1,957,537 shares which is approximately 37% of all shares of stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2002, by Directors and executive officers:

NAME OF BENEFICIAL OWNER	ADDRESS	COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS

W. Stewart Flanagin, Jr.	1117 Glenn Avenue Augusta, GA 30904	477,948	9.1

T. Greenlee Flanagin	3326 Wheeler Road Augusta, GA 30903	539,743	10.3

M. David Alalof	P.O. Box 15637 Augusta, GA 30909	27,526	0.5

John C. Bell, Jr.	P.O. Box 1547 Augusta, GA 30903	330,865	6.3

Gregory B. Scurlock	821 Heard Avenue Augusta, GA 30904	500	0.1

Robert M. Flanagin	3052 Skinner Mill Road Augusta, GA 30909	513,980	9.8

All Directors and officers as a group consisting of seven individuals.		1,890,562	36.1

The Flanagin family and all Directors and Officers as a group beneficially own 2,315,928 shares which is approximately 44% of all shares of stock outstanding.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits required by Item 601 of Regulation S-B.

EXHIBIT NUMBER	DESCRIPTION

11	Computation of Earnings Per Share

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer

32.1	Section 906 Certification of T. Greenlee Flanagin

b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The audit fees charged to the Company by Cherry, Bekaert & Holland, L.L.P. for the audits of fiscal years ended September 30, 2003 and 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit of review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2003	2002
(i)	Audit Fees	$11,750	$11,750
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	$1,000	$1,000
(iv)	All Other Fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION (Registrant)

/s/ T. GREENLEE FLANAGIN	December 26, 2003

T. GREENLEE FLANAGIN President Chief Executive Officer	(Date)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.

/s/ W. STEWART FLANAGIN, JR.	December 26, 2003

W. STEWART FLANAGIN, JR. Chairman of Board	(Date)

/s/ M. DAVID ALALOF	December 26, 2003

M. DAVID ALALOF Director	(Date)

/s/ GREGORY B. SCURLOCK	December 26, 2003

GREGORY B. SCURLOCK Secretary-Tresurer	(Date)