Form 10QSB
period 2003-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2004-02-13
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 6, 2004
Common Stock, $.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:    YES  ☐    NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Form 10-QSB

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Part I. Financial Information

Condensed Consolidated Balance Sheet

(Unaudited)

December 31, 2003

ASSETS
Current assets
Cash	$71,514
Lease payments receivable	13,500

Total current assets	85,014

Investments and other assets
Replacement funds	409,728
Land and improvements, at cost	2,186,478
Property leased to others under operating leases, less accumulated depreciation $1,067,089	4,491,320
Deferred commission charges, less accumulated amortization 2003 $751	44,249
Deferred tax asset	12,516

7,144,291

$7,229,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$72,215
Current portion of long-term debt	224,707
Accrued interest	24,290

Total current liabilities	321,212

Long-term debt, less current maturities	3,250,888

Deferred taxes	433,037

Deferred income	281,428

Stockholders’ equity
Common stock, at par value; 5,247,107 shares	623,761
Paid-in capital	333,766
Retained earnings	2,085,213

3,042,740
Less subscribed shares	100,000

2,942,740

$7,229,305

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Revenues, rent earned	$216,039	$182,917

Operating expenses:
Payroll and related costs	16,609	16,315
Depreciation/ amortization	33,468	36,194
Property taxes	31,357	27,353
Repairs and maintenance	8,295	14,500
Professional services	—	5,998
Insurance	450	1,576
Other	10,458	7,476

	100,637	109,412

Operating income	115,402	73,505

Nonoperating income and (expense):
Gain on sale of asset	370,928	—
Interest income	38	243
Interest expense	(67,111)	(71,243)

	303,855	(71,000)

Income before income taxes	419,257	2,505

Applicable income taxes	134,787	692

Net income	$284,470	$1,813

Basic income per Common share	$.05	$.00

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities
Cash received from leases	$258,631	$229,437
Interest received	38	243
Cash paid to suppliers and employees	(115,852)	(147,312)
Interest paid	(67,111)	(71,243)

Net cash provided by Operating activities	75,706	11,125

Cash flows from financing activities
Principal payments on debt	(47,482)	(49,418)

Net cash used in Financing activities	(47,482)	(49,418)

Net increase in cash	28,224	(38,293)

Cash at beginning of period	43,290	116,385

Cash at end of period	$71,514	$78,092

Reconciliation of net income to net cash provided by operating activities:
Net income	$284,470	$1,813
Deferred income taxes	134,776	692
Depreciation/ amortization	33,468	36,194
Gain on sale of assets	(370,927)	—
Net change in assets and liabilities	(6,081)	(27,574)

Net cash provided by operating Activities	$75,706	$11,125

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Note 1—Summary of significant accounting policies

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company’s annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company’s Form 10-KSB for the year ended September 30, 2003 for further information.

The financial information has been prepared in accordance with the Company’s customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

Note 2—Investment in leases and property under operating leases

Property leased or held for lease under operating leases consists of the following at December 31, 2003:

Land	$385,874
Warehouse and buildings	5,172,535

5,558,409
Less accumulated depreciation	1,067,089

$4,491,320

Refer to the Company’s Form 10-KSB for the year ended September 30, 2003 for further information on operating lease agreements and terms.

Note 3—Long-term debt

Long-term debt consisted of the following at December 31, 2003:

7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease payments from the property.	$3,228,587

4% note payable to financial institution due in monthly payments of $3,251, including interest, through January 2004, with a balloon payment due at that time, interest adjusted based on changes in the prime rate, collateralized by real estate.	138,402

Prime rate note payable to financial institution due in monthly payments of $3,250, including interest, through December 2006, with a balloon payment of approximately $35,000 due at that time, interest adjusted based on changes in the prime rate, collateralized by real estate.	108,606

3,475,595
Less current maturities	224,707

$3,250,888

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s results of operations for the three-month period ended December 31, 2003, and a comparative analysis of the same period for the 2002 year are presented below:

			Increase (Decrease) 2003 Compared to 2002
	2003	2002	Amount	Percent
Leasing revenue	$216,039	$182,917	$33,122	18.1%

Operating expenses	100,637	109,412	(8,775)	(8.0)%

Interest expense	67,111	71,243	(4,132)	(5.8)%

Revenue from leasing consists primarily of revenue from the Company’s strip center on Washington Road in Augusta, Georgia and from the office building on old Evans Road in Evans, Georgia. Revenue from leasing has increased from 2002 to 2003 primarily due to lease escalations.

On an annualized basis, current revenue has increased approximately 7% from the Company’s fiscal year ended September 30, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refer to the Company’s Form 10-KSB for the year ended September 30, 2003 for further information regarding the properties owned and lease terms.

Operating expenses for the three months ended December 31, 2003 have decreased as compared to the three months ended December 31, 2002. The decrease is primarily due to reductions in professional services and repairs and maintenance. There was no professional service expense for the first quarter December 31, 2003. The decrease in repairs and maintenance is a result of additional repairs in the strip mall in the previous year. Management of the Company expects operating expenses for the remainder of the current fiscal year to be comparable to the present three-month period, except for

Interest expense for the current period is comparable to 2002 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2003.

During the quarter ended December 31, 2003, the Company sold the property located at 4269 Washington Road, Augusta, Georgia. The Company recognized a gain of $370,928 on the sale.

This sale transaction has been structured as a tax-deferred like-kind exchange under Section 1031 of the Internal Revenue Code. The Company has identified potential replacement properties but as of December 31, 2003 has not completed the property acquisition. The funds for acquisition are being held by a third-party intermediary and are presented on the Company’s balance sheet as Replacement Property Funds.

The Company’s ratio of current assets to current liabilities at December 31, 2003 was ..26. The ratio was .18 at December 31, 2002. The Company renewed a note payable. The renewal reclassified the current portion of debt to extend the life of the renewed loan.

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

Part II—Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes - Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes - Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three months ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin		February 6, 2004

	T. Greenlee Flanagin President Chief Executive Officer	Date