Form 10QSB
period 2004-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2004-05-17
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period of                      to

Commission File Number 0-7865.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Exact name of small business issuer as specified in its charter)

Georgia	58-1088232
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, $.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:    YES  ☐    NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Form 10-QSB

Part I. Financial Information

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Balance Sheet

(Unaudited)

March 31, 2004

ASSETS

Current assets
Cash	$72,719
Lease payment receivable	27,000

Total current assets	99,719

Investments and other assets
Replacement funds	409,728
Land and improvements, at cost	2,186,478
Property leased to others under operating leases, less accumulated depreciation $1,099,920	4,458,489
Deferred tax asset	12,516
Deferred commission, net	43,686
Other assets	5,000

7,115,897

$7,215,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$134,406
Current portion of long-term debt	241,804

Total current liabilities	376,210

Long-term debt, less current maturities	3,179,118

Deferred taxes	430,777

Deferred income	275,264

Stockholders’ equity
Common stock, at par value	623,761
Paid-in capital	333,766
Retained earnings	2,096,720

3,054,247
Less subscribed shares	100,000

2,954,247

$7,215,616

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004	Three Months Ended March 31, 2003	Six Months Ended March 31, 2003
Revenues, rent earned	$195,813	$411,852	$193,830	$376,747

Operating expenses:
Payroll and related costs	19,489	36,098	19,367	35,682
Depreciation/ amortization	33,394	66,862	36,194	72,388
Property taxes	28,272	59,629	24,248	51,601
Repairs and maintenance	9,830	18,125	11,496	25,996
Professional services	11,771	11,771	8,582	14,580
Insurance	366	816	2,024	3,600
Other	9,527	19,985	10,497	17,973

	112,649	213,286	112,408	221,820

Operating income	83,164	198,566	81,422	154,927

Nonoperating income and (expense):
Gain on sale of real estate	—	370,928
Interest income	34	72	136	379
Interest expense	(65,968)	(133,079)	(70,261)	(141,504)

	(65,934)	237,921	(70,125)	(141,125)

Income before income taxes	17,230	436,487	11,297	13,802
Applicable income taxes	5,723	140,510	3,124	3,816

Net income	$11,507	$295,977	$8,173	$9,986

Income per common share	$.00	$0.06	$.00	$.00

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities
Cash received from leases	$440,906	$417,105
Interest received	72	379
Cash paid to suppliers and employees	(176,305)	(197,082)
Interest paid	(133,079)	(141,504)

Net cash provided by operating activities	131,594	78,898

Cash flows from financing activities
Principal payments on debt	(102,155)	(99,781)

Net cash used in financing activities	(102,155)	(99,781)

Net increase (decrease) in cash	29,439	(20,883)

Cash at beginning of period	43,280	116,385

Cash at end of period	$72,719	$95,502

Reconciliation of net income to net cash provided by operating activities:
Net income	$295,977	$9,986
Deferred income taxes	140,510	3,816
Depreciation/ amortization	66,862	72,388
Gain on sale of real estate	(370,928)
Net change in assets and liabilities	(827)	(7,292)

Net cash provided by operating Activities	$131,594	$78,898

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Note 1 – Summary of significant accounting policies

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

Earnings per share are based on the weighted average number of shares outstanding for the applicable period. For all periods presented the weighted average number of shares was 5, 247, 107. The Company does not have any equity or debt instruments that cause diluted earnings per share.

Note 2 – Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at March 31, 2004:

Land	$385,874
Warehouse and buildings	5,172,535

5,558,409
Less accumulated depreciation	1,099,920

$4,458,489

Refer to the Company’s Form 10-KSB for the year ended September 30, 2003 for further information on operating lease agreements and terms.

During the quarter ending December 31, 2003 the Company sold the investment property located at 4269 Washington Road. The sale transaction has been structured as a tax-deferred like-kind exchange. As of March 31, 2004 the Company had identified potential replacement properties but had not yet completed the acquisition of the replacement property. The funds for acquisition are being held by a third-party intermediary and are presented on the Company’s balance sheet as Replacement Property Funds. The property located at 4269 was sold by the Company for a net (after normal closing costs) sales price of $409,728. All of this net sales price was received by the Company in cash (placed directly with an intermediary for the completion of the Section 1031 exchange.) The cost basis of the property sold was $38,800. The gain was calculated as the difference between the net sales price and the cost basis of the property.

Note 3—Long-term debt

Long-term debt consisted of the following at March 31, 2004:

7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease payments from the property.	$3,186,834

4% note payable to financial institution due in monthly payments of $3,251, including interest, through January 2005, with a balloon payment due at that time, interest adjusted based on changes in the prime rate, collateralized by real estate.	131,736

Prime rate note payable to financial institution due in monthly payments of $1,330, including interest, through December 2006, with a balloon payment due at that time, interest adjusted based on changes in the prime rate, collateralized by real estate.	102,352

3,420,292
Less current maturities	241,804

$3,179,118

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical accounting Policies

Management of the Company has identified the following as critical accounting policies:

– Estimates of useful lives of investment property for depreciation purposes.

– Evaluation of long-lived assets for impairment.

Results of operations

The Company’s results of operations for the six month period ended March 31, 2004, and a comparative analysis of the same period for the 2003 year are presented below:

			Increase (Decrease) 2004 Compared to 2003
	2004	2003	Amount	Percent
Leasing revenue	$411,852	$376,747	$35,105	9.32%

Operating expenses	213,286	221,820	(8,534)	(3.85)%

Interest expense	133.079	141.504	(8,425)	(5.95)%

Revenue from leasing consists primarily of revenue from the Company’s strip center on Washington Road in Augusta, Georgia, revenue from the office building on old Evans Road in Evans, Georgia, and revenue from a ground lease with a retail store on outparcel property near the strip center. Revenue from leasing increased from 2003 to 2004 due primarily to the ground lease on the outparcel property which was not in effect in the six months ended March 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Refer to the Company’s Form 10-KSB for the year ended September 30, 2003 for further information regarding the properties owned and lease terms.

Operating expenses for the six months ended March 31, 2004 have increased as compared to the six months ended March 31, 2003. The increase is primarily due to increases in depreciation, property taxes, and repairs and maintenance. The increase in depreciation expense is a result of additional depreciable leasing property acquired by the Company. The increase in property taxes is a result of an increase in the assessments by the taxing authorities. The increase in repairs and maintenance is a result of additional repair costs incurred related to the strip center. Management of the Company expects operating expenses for the remainder of the current fiscal year to be comparable to the present three-month period. Interest expense for the current period is comparable to 2003 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2003.

During the quarter ended December 31, 2003 the Company sold the property located at 4269 Washington Road, Augusta, Georgia. The Company recognized a gain of $370,928 on the sale. The sale transaction has been structured as a tax-deferred like-kind exchange under Section 1031 of the Internal Revenue Code. The Company has identified potential replacement properties but has not completed the property acquisition. The funds for acquisition are being held by a third-party intermediary and are presented on the Company’s balance sheet as Replacement Property Funds.

The Company’s ratio of current assets to current liabilities at March 31, 2004 was .26. The ratio was .21 at March 31, 2003.

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

Part II—Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed during the three months ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 17, 2004

	T. Greenlee Flanagin President Chief Executive Officer	Date