Form 10QSB/A
period 2003-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2004-08-13
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

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

AND SUBSIDIARY

Form 10-QSB

This amended Form 10-QSB is being filed to reflect an adjustment to the gain on sale of real estate previously reported for the quarter ending December 31, 2003. The gain on sale of real estate previously reported was incorrect in that the basis of the property sold had not been fully included in the gain calculation.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Part I. Financial Information

Condensed Consolidated Balance Sheet

(Unaudited)

December 31, 2003

ASSETS

Current assets
Cash	$71,514
Lease payments receivable	13,500

Total current assets	85,014

Investments and other assets
Replacement funds	409,728
Land and improvements, at cost	2,021,478
Property leased to others under operating leases, less accumulated depreciation $1,067,089	4,491,320
Deferred commission charges, less accumulated amortization 2003 $751	44,249
Deferred tax asset	12,516

6,979,291

$7,064,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$72,215
Current portion of long-term debt	224,707
Accrued interest	24,290
Current tax liability	71,141

Total current liabilities	392,353

Long-term debt, less current maturities	3,250,888

Deferred taxes	308,471

Deferred income	281,428

Stockholders’ equity
Common stock, at par value; 5,247,107 shares	623,761
Paid-in capital	333,766
Retained earnings	1,973,638

2,931,165
Less subscribed shares	100,000

2,831,165

$7,064,305

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Revenues, rent earned	$216,039	$182,917

Operating expenses:
Payroll and related costs	16,609	16,315
Depreciation/ amortization	33,468	36,194
Property taxes	31,357	27,353
Repairs and maintenance	8,295	14,500
Professional services	—	5,998
Insurance	450	1,576
Other	10,458	7,476

	100,637	109,412

Operating income	115,402	73,505

Nonoperating income and (expense):
Gain on sale of asset	205,928	—
Interest income	38	243
Interest expense	(67,111)	(71,243)

	138,855	(71,000)

Income before income taxes	254,257	2,505

Applicable income taxes	81,362	692

Net income	$172,895	$1,813

Basic income per Common share	$.03	$.00

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities
Cash received from leases	$258,631	$229,437
Interest received	38	243
Cash paid to suppliers and employees	(115,852)	(147,312)
Interest paid	(67,111)	(71,243)

Net cash provided by Operating activities	75,706	11,125

Cash flows from financing activities
Principal payments on debt	(47,482)	(49,418)

Net cash used in Financing activities	(47,482)	(49,418)

Net increase in cash	28,224	(38,293)

Cash at beginning of period	43,290	116,385

Cash at end of period	$71,514	$78,092

Reconciliation of net income to net cash provided by operating activities:
Net income	$172,895	$1,813
Deferred income taxes	17,745	692
Depreciation/ amortization	33,468	36,194
Gain on sale of assets	(205,928)	—
Net change in assets and liabilities	57,526	(27,574)

Net cash provided by operating Activities	$75,706	$11,125

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

$3,250,888

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s results of operations for the three-month period ended December 31, 2003, and a comparative analysis of the same period for the 2002 year are presented below:

	2003	2002	Increase (Decrease) 2003 Compared to 2002
			Amount	Percent
Leasing revenue	$216,039	$182,917	$33,122	18.1%
Operating expenses	100,637	109,412	(8,775)	(8.0)%
Interest expense	67,111	71,243	(4,132)	(5.8)%

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

During the quarter ended December 31, 2003 the Company sold the property located at 4269 Washington Road, Augusta, Georgia. The Company recognized a gain of $205,928 on the sale. The sale transaction has been structured as a tax-deferred like-kind exchange under Section 1031 of the Internal Revenue Code. The Company has identified potential replacement properties but has not completed the property acquisition. The funds for acquisition are being held by a third-party intermediary and are presented on the Company’s balance sheet as Replacement Property Funds.

The Company’s ratio of current assets to current liabilities at December 31, 2003 was .22. The ratio was .18 at December 31, 2002. The Company renewed a note payable. The renewal reclassified the current portion of debt to extend the life of the renewed loan.

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

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 13, 2004
	T. Greenlee Flanagin	Date
President
Chief Executive Officer