Form 10QSB/A
period 2004-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2004-08-13
CIK 88572

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

6,950,897

$7,050,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$134,406
Current portion of long-term debt	241,804
Current tax liability	82,376

Total current liabilities	458,586

Long-term debt, less current maturities	3,179,118

Deferred taxes	294,976

Deferred income	275,264

Stockholders’ equity
Common stock, at par value	623,761
Paid-in capital	333,766
Retained earnings	1,985,145

2,942,672
Less subscribed shares	100,000

2,842,672

$7,050,616

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004	Three Months Ended March 31, 2003	Six Months Ended March 31, 2003
Revenues, rent earned	$195,813	$411,852	$193,830	$376,747

Operating expenses:
Payroll and related costs	19,489	36,098	19,367	35,682
Depreciation/ amortization	33,394	66,862	36,194	72,388
Property taxes	28,272	59,629	24,248	51,601
Repairs and maintenance	9,830	18,125	11,496	25,996
Professional services	11,771	11,771	8,582	14,580
Insurance	366	816	2,024	3,600
Other	9,527	19,985	10,497	17,973

	112,649	213,286	112,408	221,820

Operating income	83,164	198,566	81,422	154,927

Nonoperating income and (expense):
Gain on sale of real estate	—	205,928	—	—
Interest income	34	72	136	379
Interest expense	(65,968)	(133,079)	(70,261)	(141,504)

	(65,934)	72,921	(70,125)	(141,125)

Income before income taxes	17,230	271,487	11,297	13,802
Applicable income taxes	5,723	86,876	3,124	3,816

Net income	$11,507	$184,611	$8,173	$9,986

Income per common share	$.00	$0.04	$.00	$.00

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities
Cash received from leases	$440,906	$417,105
Interest received	72	379
Cash paid to suppliers and employees	(176,305)	(197,082)
Interest paid	(133,079)	(141,504)

Net cash provided by operating activities	131,594	78,898

Cash flows from financing activities
Principal payments on debt	(102,155)	(99,781)

Net cash used in financing activities	(102,155)	(99,781)

Net increase (decrease) in cash	29,439	(20,883)

Cash at beginning of period	43,280	116,385

Cash at end of period	$72,719	$95,502

Reconciliation of net income to net cash provided by operating activities:
Net income	$184,611	$9,986
Deferred income taxes	(4,250)	3,816
Depreciation/ amortization	66,862	72,388
Gain on sale of real estate	(205,928)	—
Net change in assets and liabilities	90,299	(7,292)

Net cash provided by operating Activities	$131,594	$78,898

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

Earnings per share are based on the weighted average number of shares outstanding for the applicable period. For all periods presented the weighted average number of shares were 5,247,107. The Company does not have any equity or debt instruments that cause diluted earnings per share.

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

During the quarter ending December 31, 2003 the Company sold the investment property located at 4269 Washington Road. The sale transaction has been structured as a tax-deferred like-kind exchange. As of March 31, 2004 the Company had identified potential replacement properties but had not yet completed the acquisition of the replacement property. The funds for acquisition are being held by a third-party intermediary and are presented on the Company’s balance sheet as Replacement Property Funds. The property located at 4269 was sold by the Company for a net (after normal closing costs) sales price of $409,728. All of this net sales price was received by the Company in cash (placed directly with an intermediary for the completion of the Section 1031 exchange.) The cost basis of the property sold was $203,800. The gain was calculated as the difference between the net sales price and the cost basis of the property.

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

$3,179,118

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical accounting Policies

Management of the Company has identified the following as critical accounting policies:

•	Estimates of useful lives of investment property for depreciation purposes.

•	Evaluation of long-lived assets for impairment.

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

The Company’s ratio of current assets to current liabilities at March 31, 2004 was .22. The ratio was .21 at March 31, 2003.

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

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

.

(a)		Exhibit No.	Description

		31.1	Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

		32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b	)	No reports on Form 8-K were filed during the three months ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 13, 2004
	T. Greenlee Flanagin	Date
President
Chief Executive Officer