Form 10QSB
period 2004-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2004-08-13
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, $.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:    YES  ☐    NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Form 10-QSB

Part I. Financial Information

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Balance Sheet

(Unaudited)

June 30, 2004

ASSETS
Current assets
Cash	$57,259
Lease payment receivable	40,500

Total current assets	97,759

Investments and other assets
Replacement property funds	453,397
Land and improvements, at cost	2,021,478
Property leased to others under operating leases, less accumulated depreciation $1,132,751	4,425,658
Other assets	19,166
Deferred commissions, net	43,123

6,692,822

$7,060,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$162,229
Current portion of long-term debt	236,972
Current tax liability	83,004

Total current liabilities	482,205

Long-term debt, less current maturities	3,136,008

Deferred taxes	299,987

Deferred income	275,265

Stockholders’ equity
Common stock, at par value	623,761
Paid-in capital	333,766
Retained earnings	2,009,589

2,967,116
Less subscribed shares	100,000

2,867,116

$7,060,581

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2003	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
Revenues, rent earned	$183,748	$560,495	$208,793	$620,645

Operating expenses:
Payroll and related costs	15,988	51,670	15,398	51,496
Depreciation/amortization	36,194	108,582	33,394	100,256
Property taxes	23,999	75,600	28,240	87,869
Repairs and maintenance	12,216	38,212	10,595	28,720
Professional services	2,660	17,240	3,158	14,929
Insurance	1,910	5,510	1,834	2,650
Other	7,645	25,618	7,285	27,270

	100,612	322,432	99,904	313,190

Operating income	83,136	238,063	108,889	307,455

Nonoperating income and (expense):
Gain on Sale	—	—	—	205,928
Interest income	199	578	25	96
Interest expense	(69,381)	(210,885)	(73,179)	(206,257)

	(69,182)	(210,307)	(73,154)	(233)

Income before income taxes	13,954	27,756	35,735	307,222

Applicable income taxes	3,859	7,675	11,500	98,376

Net income	$10,095	$20,081	$24,235	$208,846

Income per common share	$.00	$.00	$.00	$.04

See notes to condensed consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2004 and 2003

(Unaudited)

	2003	2004
Cash flows from operating activities
Cash received from leases	$594,690	$623,873
Interest received	578	96
Cash paid to suppliers and employees	(258,512)	(210,042)
Interest paid	(210,885)	(206,257)

Net cash provided by operating activities	125,871	207,670

Cash flows from investing activities
Additional replacement property funds	—	(43,595)

Cash flows from financing activities
Principal payments on debt	(151,041)	(150,097)

Net increase (decrease) in cash	(25,170)	13,978

Cash at beginning of period	116,385	43,281

Cash at end of period	$91,215	$57,259

Reconciliation of net income to net cash provided by operating activities:
Net income	$20,081	$208,846
Deferred income taxes	7,675	15,372
Depreciation/amortization	108,582	100,256
Net change in assets and liabilities	(10,467)	(116,804)

Net cash provided by operating Activities	$125,871	$207,670

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

The determination of the useful lives and the appropriate method of recognizing depreciation on investment property for leasing is based on the Company’s evaluation of the property and the Company’s estimates of the utilization of each property. Management of the Company utilizes available information to make this determination. In addition, management evaluates investment property and property under operating leases for indications of impairment.

Note 2 - Investment in leases and property under operating leases

Property leased or held for lease to others under operating leases consists of the following at June 30, 2004:

Land	$385,874
Warehouse and buildings	5,172,535

5,558,409
Less accumulated depreciation	1,132,751

$4,425,658

Refer to the Company’s Form 10-KSB for the year ended September 30, 2003 for further information on operating lease agreements and terms.

During the quarter ending December 31, 2003 the Company sold the investment property located at 4269 Washington Road. The sale transaction was structured as a tax-deferred like-kind exchange. The property located at 4269 Washington Road was sold by the Company for a net (after normal closing costs) sales price of $409,728. All of this net sales price was received by the Company in cash (placed directly with an

Notes to Condensed Consolidated Financial Statements (continued)

Note 2 - Investment in leases and property under operating leases (continued)

intermediary for the completion of the Section 1031 exchange.) The cost basis of the property sold was $203,800. The gain was calculated as the difference between the net sales price and the cost basis of the property. The Company did not complete the exchange transaction within the time period established by Internal Revenue Code requirements. Accordingly, the transaction will not receive tax-deferred treatment. The Company has recognized a current tax liability to provide for the current tax due on the gain on the sale. The proceeds from this sale have been presented on the Company’s balance sheet as Replacement Property Funds.

Note 3 - Long-term debt

Long-term debt consisted of the following at June 30, 2004:

7.875% note payable to an insurance company due in monthly payments of $35,633, including interest, through June 2015, collateralized by real estate and assignment of lease payments from the property.	$3,154,893

4% note payable to financial institution due in monthly payments of $3,251, including interest, through January 2005, with a balloon payment due at that time, interest adjusted based on changes in the prime rate, collateralized by real estate.	118,638

Prime rate note payable to financial institution due in monthly payments of $1,330, including interest, through December 2006, with a balloon payment due at that time, interest adjusted based on changes in the prime rate, collateralized by real estate.	99,449

3,372,980
Less current maturities	236,972

$3,136,008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Management of the Company has identified the following as critical accounting policies:

•	Estimates of useful lives of investment property for depreciation purposes

•	Evaluation of long-lived assets for impairment

Results of operations

The Company’s results of operations for the nine-month period ended June 30, 2004, and a comparative analysis of the same period for 2003 are presented below:

			Increase (Decrease) 2004 Compared to 2003
	2004	2003	Amount	Percent
Leasing revenue	$620,645	$560,495	$60,150	10.73%
Interest expense	206,257	210,885	(4,628)	(2.19)%
Operating expenses	313,190	322,432	(9,242)	(2.87)%

Revenue from leasing consists primarily of revenue from the Company’s strip center on Washington Road in Augusta, Georgia, revenue from the office building on old Evans Road in Evans, Georgia, and revenue from a ground lease with a retail store on outparcel property near the strip center. Revenue from leasing increased from 2003 to 2004 due primarily to the ground lease on the outparcel property which was not in effect for the nine months ended June 30, 2003. This is a new lease arrangement for the Company.

On an annualized basis, except for the new outparcel lease, current revenue from leasing remains constant from leasing revenue for the Company’s fiscal year ended September 30, 2003.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2003 for further information regarding the properties owned and lease terms.

Operating expenses for the nine months ended June 30, 2004 have decreased as compared to the nine months ended June 30, 2003. The decrease is primarily due to a decrease in repairs and maintenance expense, offset by an increase in property tax expense. The increase in property taxes is a result of an increase in the assessments by the taxing authorities. The decrease in repairs and maintenance is a result of fewer repair costs incurred related to the strip center. Management of the Company expects operating expenses for the remainder of the current fiscal year to be comparable to the present three-month period.

Interest expense for the current period is comparable to 2003 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2003.

The Company’s ratio of current assets to current liabilities at June 30, 2003 was .19. The ratio was .20 at June 30, 2004.

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

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three months ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 13, 2004
	T. Greenlee Flanagin	Date
President
Chief Executive Officer