Form 10KSB
period 2004-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2005-01-13
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

The registrant’s total revenues for the fiscal year ended September 30, 2004 were $830,933.

As of the close of the period covered by this report, registrant had outstanding 5,247,107 shares of common stock.  There is no established market for the common stock of the registrant.  Therefore, the aggregate market value of the voting stock held by non-affiliates of the registrant is not known.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I.

ITEM 1.     DESCRIPTION OF BUSINESS

Security Land and Development Corporation (the “Company”) was organized and incorporated in Georgia in 1970.  The Company, including its wholly owned subsidiaries, the Royal Palms Motel, Inc. and SLDC, LLC, has developed two (2) primary business activities, these activities being (1) the acquisition of undeveloped land for investment purposes and sale at a future date or development of the land and sale after developed and, (2) the acquisition or development of income producing properties for investment purposes and income from leasing activities.  The Company’s principal office and activities are in Augusta, Georgia.

The Company’s primary development and income producing activities are:

1.               Retail strip center on 15.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”).  Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. (“Publix”) and is operated as a retail food supermarket.  The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants.  At September 30, 2004, approximately 10,400 square feet of this remaining space was leased.

2.               An outparcel of the National Plaza that is 0.89 acres and is leased commercially under a 20-year ground-lease to an auto-repair service operation.

3.               Development property totaling approximately 12.77 adjoining acres on Belair Road and North Belair Road Extension at Washington Road in Evans, Georgia.

4.               Commercial property on Old Evans Road in Evans, Georgia, including 4.61 acres of land, leased as office space for three tenants at September 30, 2004, under short-term leases.  In December 2004, one tenant terminated its lease.  This property adjoins the above 12.77 undeveloped acres on Belair Road and North Belair Extension at Washington Road in Evans, Georgia.

5.               Residential Property on Stanley Drive, currently leased as a single family residence.

The Company owns certain other properties that are fully described in Item 2, “Description of Property.”

Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995.  The National Plaza represents approximately 81% of the Company’s net leased assets.  Rent revenue from the lease with Publix Supermarkets, Inc. represented 67% and 68% of the Company’s total gross rent revenue for the years ended September 30, 2004 and 2003.  Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing.  See Item 2, “Description of Property” for additional information related to this property and the lease agreement.

The Company owns additional undeveloped land in and around the Augusta, Georgia area that is being held for investment purposes. A significant portion of the Company’s real estate owned is on or near Washington Road in Augusta, Georgia and in Evans, Georgia.  The area contains a large number of business establishments.  Management of the Company believes that land in this area is in great demand and that the market value of the property owned is greater than its carrying value. The Company presently has three part-time employees, all of whom are officers and/or stockholders of the Company.

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

The Company currently owns the following properties in fee simple interest:

1.               Retail strip center on approximately 15.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”).

2.               An outparcel of the National Plaza of 0.89 acres that is frontage property to Washington Road in Augusta, Georgia.

3.               Approximately 12.77 undeveloped acres on Belair Road and North Belair Road Extension at Washington Road in Evans, Georgia.

4.               Approximately 4.61 acres with an office building on Old Evans Road in Evans, Georgia.  This property adjoins the above 12.77 undeveloped acres on Belair Road and North Belair Extension at Washington Road in Evans, Georgia.

5.               84.4 undeveloped acres in south Richmond County, Georgia.

6.               A 0.85 acre lot on Lumpkin Road in Augusta, Georgia.

7.               Approximately 1.1 acres of undeveloped land held for investment purposes on Washington Road in Augusta, Georgia.

8.               Approximately .43 acres with a residential structure on Stanley Drive in Augusta, Georgia.

Description of real estate and operating data:

The net book value of the National Plaza, $4,008,379 at September 30, 2004, amounts to approximately 56% of the Company’s total assets at September 30, 2004.

Construction of the National Plaza was completed in May 1995.  The center has 69,000 square feet of available lease space.  The center was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose.  The Company has leased 56,000 square feet to Publix Supermarkets, Inc., which, as the center’s anchor tenant, operates a retail food supermarket.  The Company, as lessor, has a twenty-year lease agreement with Publix.  The lease became effective May 15, 1995.  The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this store’s annual gross sales in excess of approximately $37 million.  For the Company’s years ended September 30, 2004 and 2003, the supermarket had not achieved this sales level.  The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix.  For 2004 this reimbursement was approximately $55,000.  At the lessee’s option the lease may be extended in five-year increments for an additional twenty years on substantially the same lease terms.  As part of the lease agreement, Publix contributed approximately $500,000 to the construction of the National Plaza.  The Company capitalized this contribution and is recognizing it as revenue over the twenty year life of the lease.

The Company financed the National Plaza with a $4,300,000 loan, with interest that is fixed at 7.875%.  Annual principal and interest payments total $427,596.  The balance of the loan was $3,094,587 at September 30, 2004.  The loan matures in June 2015 and is scheduled to be fully amortized at that time.  The loan is secured with a mortgage interest in the National Plaza and an assignment of lease payments from the property.  The property is located on Washington Road in Augusta, Georgia.  Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company’s tenants.  The Company’s operation of the center is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants.  The Company competes with other retail strip centers in the area to maintain stable occupancy.  Management of the Company believes that the location and visibility of the center provides for favorable conditions for maintaining occupancy.  At September 30, 2004, the Company had leased 80% of the 13,000 square feet not leased to Publix.  These individual leases have terms ranging from monthly renewal to five years, with monthly lease payments ranging from $1,000 to $3,000.  Following is selected statistical information regarding the National Plaza at September 30, 2004:

Occupancy rate - 96%                           (Publix is the only tenant to occupy 10% or more of the leasable square feet.)

Effective rental rates –

	Square Feet	Rental Per
	Leased	Square Foot

Publix Supermarkets, Inc.	56,146	$8.25
Other tenants	10,400	12.92

The principal business of the other tenants currently includes a hair salon, take-out restaurant, stock brokerage office and similar small business operations.

A schedule of lease expirations at National Plaza for each of the next ten years, beginning with the Company’s year end September 30, 2005 is presented below (does not include potential extensions or ground leases on outparcels).

		Total area in		Percentage of
	Number of	square feet	Annual rental	gross annual
Year ending	tenants whose	covered by	Represented by	rental represented
September 30,	leases will expire	expiring leases	expiring leases	by expiring leases

2005	3	5,200	$68,250	8%
2006	2	2,600	34,951	4%
2007	1	1,300	14,300	2%
2008	—	—	—	—
2009	—	—	—	—
2010	1	1,300	16,900	2%
2011 – 2014	—	—	—	—

The percentage of gross annual rental represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve-month fiscal period.  The Company currently does not have plans for significant renovations or improvements to the center.

The Federal tax basis of the National Plaza at September 30, 2004, excluding land and before accumulated depreciation is approximately $4,340,000.  Federal tax basis accumulated depreciation is approximately $1,600,000.  Property taxes on the National Plaza totaled $71,327 in 2004.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia.  The net book value of the property acquired is approximately $757,630 at September 30, 2004.  The combined property has a federal tax basis of approximately $448,600.  The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of approximately $511,726 and with approximately $250,000 of proceeds from a note payable.  The note payable is held by a regional financial institution and is payable with monthly principal and interest payments of $3,251, with interest at approximately the prime rate.  At September 30, 2004 the outstanding balance of the note was $113,045.  The property was at 100% occupancy with short-term leases to three tenants, a physician’s office, an insurance office and a construction company office, at September 30, 2004.  In December 2004, one tenant terminated its lease.  The property, excluding land cost, is depreciated for financial reporting purposes using the straight-line method over 39 years.  Though the office space in this property is leased under short-term leases, the property is held by the Company primarily for investment and appreciation.  The property adjoins the following described 12.77 acres of undeveloped land in Evans, Georgia.  The continued development in this area and the decreasing supply of available land may enhance the appreciation and future marketability of the property.  Property taxes paid on this property in 2004 totaled $12,737.

The Company holds undeveloped land of approximately 12.77 acres in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road.  The land was purchased in five transactions.  The Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest being held by two individuals, one of which is a principal stockholder and member of the Board of Directors.  In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest.  One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company.  The aggregate purchase price of the land was $522,846.  A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described.  The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals.  The purchase price of the land was $371,970.  In a fourth transaction, the Company purchased for $342,122 1.03 acres on Old Evans Road in Evans Georgia that adjoins the above described properties.  And in a fifth transaction in 2004, the Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels.  The cost of the parcel acquired in 2004, was $467,874.  The net book value of the investment properties acquired in these transactions of $1,770,595, including the cost of improvements thereon, is approximately 25% of the Company’s total assets.  The Company has a federal tax basis in the investment properties of approximately $1,109,252.  At September 30, 2004, there was no debt secured by these investment properties.  The property is held by the Company for investment and appreciation.  The property is located in an area that has experienced both commercial and residential growth for a number of years.  The Company is actively marketing this property to lease it under a ground lease.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia.  The property is collateral for a 5% note that matures in June 2005.  The property was purchased for approximately $145,800.  The property is located adjacent to several properties held by the Company.  The location of this property may enhance the appreciation and future marketability of the property.  The Company’s Federal tax basis in the property was approximately $137,000.  Property taxes paid on this property in 2004 totaled $1,199.

No other property owned by the Company at September 30, 2004, had a book value amounting to 10% or more of the total assets of the Company.  The Company currently has no plans for development or improvement of these other properties.

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

No dividends have been declared or paid during the two years ending September 30, 2004.  The Company has no restrictions that currently, or that may reasonably be expected, to limit materially the amount of dividends paid.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company’s primary business activities are the acquisition, development and leasing of developed and undeveloped real estate.  The objectives of the Company are capital appreciation from real estate investments and income from leasing.

The Company believes that the market value of much of the real estate owned by the Company is greater than its original cost.  The Company believes that the continued development and decreasing supply of vacant land in the area has resulted in substantial appreciation in value in many of the Company’s investment properties.  These appreciated investment properties are available as a source of capital to the Company.

Critical Accounting Policies:

Management of the Company has identified the following as critical accounting policies:

•                  Estimates of useful lives of investment property for purposes of depreciation.

•                  Evaluation of long-lived investment assets for impairment.

•                  Estimates of income tax rates applicable to deferred taxes

Results of Operations:

			Increase (Decrease)
			2004 compared to
			2003
	2004	2003	Amount	Percent

Rent revenue	$830,933	$806,538	$24,395	3%
Operating expenses	404,195	434,558	(30,363)	(7)%
Interest expense	255,038	279,333	(24,295)	(9)%
Gain on sale of property	370,854	—	370,854	n/a
Net income	250,430	67,199	183,231	273%

			Increase (Decrease)
			2003 compared to
			2002
	2003	2002	Amount	Percent

Rent revenue	$806,538	$775,694	$30,844	4%
Operating expenses	434,558	383,020	51,538	14%
Interest expense	279,333	288,438	(9,105)	(3)%
Gain on sale of property	—	—	—	—
Net income	67,199	79,971	(12,772)	(16)%

Rent revenue from leasing activities is provided by the following properties:

	2004	2003	2002

National Plaza	$733,268	$740,264	$721,803
Outparcel at National Plaza	45,000	5,625	—
Other	52,665	60,649	53,891

Years Ended September 30, 2004 and 2003

The National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the investment property’s anchor tenant.  See Item 2, “Description of Property” for information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 80% leased as of the period ending September 30, 2004 and approximately 80% leased as of the period ended September 30, 2003.  Also see Item 2, “Description of Property” for effective rental rates and lease expirations related to this property.

Rent revenue from the National Plaza remained relatively consistent compared with respective prior year’s amounts.  In 2004, there was a decrease in contractual maintenance fees that were charged to tenants as a result of decreased maintenance costs realized on the property in 2004.  Management expects the National Plaza to be a principal activity of the Company and to continue to provide a substantial portion of the Company’s operating revenue.

Revenue from the Company’s other leasing properties has increased $31,391 from 2003 due to increased revenue resulting from a ground-lease executed in 2003 with an auto-repair service operation.  The ground-lease is for an outparcel property located near the National Plaza. The lease is a twenty year ground-lease for $3,750 per month, with the lessee contributing to common area maintenance and other costs.  The increases in rent revenue from the ground lease were partially offset pursuant to the Company’s sale in the first quarter of 2004 of a 3.68 acre tract of property which had been leased as residential for $900 per month.

Operating expenses decreased $30,363 (7%) from 2003.  Management of the Company expects operating expenses for 2005 to be consistent with 2004.  Significant line item expense fluctuations from 2003 to 2004 are presented below.

Payroll costs increased approximately $2,762 due to additional utilization of personnel and an increase in the cost of certain employee benefits.

Property tax expense decreased $1,711 due to the sale of property located at 4269 Washington Road.

Repairs and maintenance expense decreased approximately $36,826 due to repairs made to the National Plaza in 2003 which were not required in 2004.

Interest expense for 2004 decreased from 2003 as a result of the continued amortization of outstanding debt.  The decrease was partially offset by interest cost on new debt incurred to pay estimated income taxes and to partially fund the acquisition of investment property.  Management expects interest expense for the year ending September 30, 2005 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

During the first fiscal quarter of 2004 the Company sold the investment property located at 4269 Washington Road.  The sale transaction had been structured as a tax-deferred like-kind exchange.  The property was sold by the Company for a net (after normal closing costs) sales price of $409,728.  The net sales price was received by the Company in cash (placed directly with an intermediary for the completion of a proposed tax-free exchange.) The Company did not complete the tax-free exchange transaction within the time period established by Internal Revenue Code requirements.  Accordingly, the transaction did not receive tax-free treatment.  Additional income taxes realized as a result of sale, and the Company’s inability to qualify the sale as a tax-free exchange, are estimated at $140,700.  In the fourth fiscal quarter of 2004, the Company acquired investment property in Columbia County, Georgia that adjoins other parcels of land the Company holds as investment property to be developed.

Income tax expense increased approximately $266,108 from 2003 due to the Company’s increase in income before income taxes, primarily related to the gain on sale of investment property and decreased operating expenses.

The Company acquired increased debt in order to pay the increased income taxes which resulted from the gain on the sale of investment property which was realized when the Company was unable to complete a tax-free exchange, as intended.  The Company plans to increase revenue to repay the debt by increasing the rent revenue by ground leasing the investment property located in Columbia County, Georgia.

Years Ended September 30, 2003 and 2002

The National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the investment property’s anchor tenant.  See Item 2, “Description of Property” for information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 80% leased as of the period ending September 30, 2003 and approximately 80% leased as of the period ended September 30, 2002.  Also see Item 2, “Description of Property” for effective rental rates and lease expirations related to this property.

Rent revenue from the National Plaza remained relatively consistent compared with respective prior year’s amounts.  Increases in rent revenue from this investment property related in part to increases in base rent and to increases in contractual maintenance fees that were charged to tenants for the increased maintenance costs realized on the property in 2003.  Management expects the National Plaza to be a principal activity of the Company and to continue to provide a substantial portion of the Company’s operating revenue.

Revenue from the Company’s other leased properties increased $12,383 from 2002 due to increased revenue resulting from the Stanley Drive property acquired in 2002, and a ground-lease executed in 2003 with an auto-repair service operation. The ground-lease is for an outparcel property located near the National Plaza. The lease is a twenty year ground-lease for $3,750 per month, with the lessee contributing to common area maintenance and other costs.

Operating expenses increased $51,538 (13.5%) from 2002.  Significant line item expense fluctuations from 2002 to 2003 are presented below.

Payroll costs increased approximately $4,560 due to additional utilization of personnel.

Property tax expense increased approximately $12,018 due to assessment increases by both Richmond and Columbia counties.

Repairs and maintenance expense increased approximately $30,263 due to repairs made to the National Plaza.

Interest expense for the 2003 fiscal year has decreased from 2002 as a result of the continued amortization of outstanding debt.  The decrease was partially offset by new debt payments associated with the acquisition of investment property.

Income tax expense decreased approximately $4,430 from 2002 due to the Company’s decrease in income before income taxes, primarily related to increased operating expenses.

Liquidity and Sources of Capital:

The ratio of current assets to current liabilities was .10 at September 30, 2004, and was .21 at September 30, 2003.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).

To fund its income tax liability for 2004 and for working capital, the Company borrowed from certain stockholders approximately $90,000 and approximately $110,000, in December 2004, from a regional financial institution under a mortgage note agreement.

In 2004 and 2003, the Company’s cash flow from operations was approximately $54,000 and $67,000, respectively, less than that required to fund the scheduled retirement of the Company’s existing long-term notes payable.  Late in 2003, the Company entered into a ground lease that provided additional minimum rent revenue of approximately $45,000.

The Company has the ability to obtain short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.  The Company also plans to ground lease its investment property(s) on Washington Road in Evans, Georgia.  The investment properties under consideration for a ground lease include the 12.77 acres in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road and the adjoining 4.61 acres, on which is currently situated a commercial office building that is leased under short term leases.  See Item 2. Description of Property for more detailed descriptions of these investment properties.

Capital Expenditure Commitments:

The Company currently has no significant commitments for capital expenditures.

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

ITEM 7.     FINANCIAL STATEMENTS

The following consolidated financial statements of Security Land & Development Corporation and Subsidiaries are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Security Land and Development

  Corporation and Subsidiaries

Augusta, Georgia

We have audited the accompanying consolidated balance sheet of Security Land and Development Corporation and Subsidiaries (“the Company”) as of September 30, 2004, and the related consolidated statements of income, retained earnings and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated balance sheet of the Company as of September 30, 2003 and the related consolidated statements of income, retained earnings and cash flows for the year then ended were audited by other auditors whose report thereon, dated December 5, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet as of September 30, 2004 and the related consolidated statements of income, retained earnings and cash flows for the year then ended, present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiaries at September 30, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC

Augusta, Georgia

January 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Security Land and Development

  Corporation and Subsidiary

Augusta, Georgia

We have audited the accompanying consolidated balance sheet of Security Land and Development Corporation and Subsidiary (“the Company”) as of September 30, 2003, and the related consolidated statements of income and retained earnings, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiary as of September 30, 2003 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

December 5, 2003

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,548	$43,280
Receivable from tenants	53,340	56,054

Total current assets	64,888	99,334

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	4,905,496	5,071,913
Land and improvements held for investment or development	2,142,382	1,677,591

	7,047,878	6,749,504

OTHER ASSETS	42,656	34,828

	$7,155,422	$6,883,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$110,343	$109,502
Income taxes payable	84,466	—
Current portion of notes payable and deferred income	347,072	355,000
Advances payable to stockholders	95,500	14,500

Total current liabilities	637,381	479,002

LONG-TERM LIABILITIES
Notes payable, less current portion	2,981,876	3,192,729
Deferred income taxes	389,178	290,726
Deferred income, less current portion	238,287	262,939

Total long-term liabilities	3,609,341	3,746,394

Total liabilities	4,246,722	4,225,396

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share, authorized 30,000,000 shares; issued and outstanding 5,247,107 shares	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,051,173	1,800,743

	2,908,700	2,658,270

	$7,155,422	$6,883,666

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years Ended September 30,
	2004	2003

RENT REVENUE	$830,933	$806,538

OPERATING EXPENSES
Depreciation and amortization	133,432	131,806
Property taxes	110,933	112,644
Payroll and related costs	68,939	66,177
Insurance and utilities	29,678	32,691
Repairs and maintenance	27,867	64,693
Professional services	20,034	18,930
Other	13,312	7,617

	404,195	434,558

Operating income	426,738	371,980

OTHER INCOME (EXPENSE)
Interest	(255,038)	(279,333)
Gain on sale of investment property	370,854	—
Other income	116	684

	115,932	(278,649)

Income before income taxes	542,670	93,331

INCOME TAXES
Current	181,272	—
Deferred	110,968	26,132

	292,240	26,132

Net income	250,430	67,199

RETAINED EARNINGS, BEGINNING OF YEAR	1,800,743	1,733,544

RETAINED EARNINGS, END OF YEAR	$2,051,173	$1,800,743

PER SHARE DATA
Net income per common share	$0.05	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$250,430	$67,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,432	131,806
Provision for income taxes deferred	110,968	26,132
Gain on sale of investment property	(370,854)	—
Changes in deferred and accrued amounts:
Receivable from tenants	2,714	(3,370)
Other assets	(22,500)	(22,500)
Accounts payable and accrued expenses	841	(44,489)
Income taxes payable	84,466	—
Deferred income	(24,652)	(24,652)

Net cash provided by operating activities	164,845	130,126

INVESTING ACTIVITIES
Proceeds from sale of investment properties	409,728	—
Purchase of and improvements to investment properties	(468,524)	—

Net cash used in investing activities	(58,796)	—

FINANCING ACTIVITIES
Advances from stockholders, net of repayments	81,000	—
Principal payments on notes payable	(218,781)	(203,231)

Net cash used in financing activities	(137,781)	(203,231)

Net decrease in cash and cash equivalents	(31,732)	(73,105)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	43,280	116,385

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,548	$43,280

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$255,038	$279,333

Cash paid for income taxes	$96,806	$—

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Business activities

Security Land and Development Corporation (“the Company”) is engaged in the acquisition of developed and undeveloped real estate to be held for investment purposes or to be developed and leased as income producing property.  Substantially all investment properties held and leased by the Company are located within the State of Georgia, in Richmond and Columbia counties.

Royal Palms Motel, Inc., a wholly owned subsidiary of Security Land and Development Corporation, is a holding company for a parcel of land in Richmond County, Georgia.

During 2004, the Company organized and is the sole member of SLDC, LLC, a Georgia limited liability company.  SLDC, LLC was organized by the Company to hold title to certain real estate that the Company plans to develop.

During 2004 and 2003, substantially all operating revenues and operating expenses were related to the activity of real estate leasing.  A substantial portion of rent revenues are earned from one investment property, a commercial rental real estate center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia (the “National Plaza”).  The National Plaza provided approximately 88% and 90% of gross rent revenue in 2004 and 2003, respectively.  Approximately 83% of the National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200.  The National Plaza comprises approximately 81% of the Investment Properties for Lease, net of Accumulated Depreciation.

During 2004, the Company sold certain investment property with a net depreciated cost of $38,874.  The Company received net proceeds from the sale of $409,728, and the Company recognized a gain on the sale of the property in the accompanying financial statements of $370,854.  In 2004, the Company acquired for $460,000 investment property in Columbia County, Georgia that adjoins several other parcels of land the Company holds as investment property to be developed or held as an investment.

Basis of presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of Security Land and Development Corporation and its wholly owned subsidiaries, Royal Palms Motel, Inc. and SLDC, LLC, (described on a consolidated basis as the “Company”).  Significant intercompany transactions and accounts are eliminated in consolidation.

Use of estimates

The financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue recognition

Rent revenue is recognized over the term of the related lease agreements, as it is earned, in accordance with the terms of the related lease agreements.

Gains, or losses, realized from sales of real estate are recognized in accordance with Statement of Financial Accounting Standards No. 66 – Accounting for Sales of Real Estate, substantially when title to the property has passed and the risks and benefits of ownership have been transferred to the buyer.

Investment properties

Investment properties are stated at cost.  Depreciation of the investment properties is computed principally using the straight-line method over the following estimated useful lives:

Buildings for lease	30 - 40 years
Land improvements on property for lease	15 years
Fixtures and furnishings	5 – 7 years

Major renewals or improvements on investment properties are capitalized, while maintenance and repairs that do not improve or extend the useful lives of the assets are charged to expense when incurred.  Upon retirement, sale or other disposition of investment properties, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss is included in income in the period of disposition.

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

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements.  Receivables are carried at original invoice amount.  Management estimates an allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the collectability of balances due based on a customer’s financial condition, credit history, and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recognized in income when received.  The Company has determined that no allowance for uncollectible accounts is required at September 30, 2004 and 2003.

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method.  Lease commissions, net of amortization, of $42,656 and $22,312 at September 30, 2004 and 2003, respectively, are included in Other Assets in the accompanying financial statements.

Income taxes

The Company files a consolidated income tax return.  Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting basis and income tax basis of assets and liabilities.  Deferred tax assets and liabilities represent future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes may also be recognized for operating losses that are available to offset future taxable income.  Deferred taxes are adjusted for changes in tax laws and tax rates when those changes are enacted.

Earnings per share

Earnings per share are calculated on the basis of the weighted average number of shares outstanding.  The Company has no stock option plans, or other instruments resulting in earnings per share dilution.  For 2004 and 2003 the weighted average number of shares outstanding was 5,247,107.

Fair value of financial instruments

In preparing fair value estimate disclosures, the Company generally utilizes quoted market prices for financial instruments.  In cases where quoted market prices are not available for certain financial instruments, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  The reclassifications had no impact on reported amounts of net income or retained earnings.

Recently issued accounting standards

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia.  In 2004, approximately 88% of the Company’s revenues were earned from one of the Company’s investment properties, the National Plaza.  Approximately 83% of the National Plaza is leased to one tenant, a regional food supermarket.

Substantially all of the Company’s receivables from tenants at September 30, 2004 and 2003 were receivable from one tenant, the regional food supermarket that leases property at the National Plaza.

The Company places its cash and cash equivalents with high credit quality financial institutions. At times the Company’s cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation (FDIC) limits.

NOTE 2 – INVESTMENT PROPERTIES

Investment properties leased or held for lease to others under operating leases consist of the following at September 30, 2004 and 2003:

	2004	2003

National Plaza building, land and improvements	$5,136,296	$5,132,562
Commercial rental buildings, land and improvements	788,887	788,887

	5,925,183	5,921,449
Less accumulated depreciation	(1,159,174)	(1,030,612)

	4,766,009	4,890,837
Residential rental property	145,847	193,443
Less accumulated depreciation	(6,360)	(12,367)

Investment properties for lease, net of accumulated depreciation	$4,905,496	$5,071,913

Depreciation expense totaled $131,276 and $131,618, respectively, in 2004 and 2003.

Approximately 83% of the National Plaza is leased to a regional food supermarket.  The lease requires minimum annual rental payments of $463,200, expires in 2015 and is renewable for a total of an additional twenty years at substantially similar lease terms.  The lease provides for the supermarket to pay for interior maintenance and utilities and property taxes on a proportional basis.

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2004 and 2003, the supermarket did not achieve this sales level.

In construction of the National Plaza, the supermarket contributed approximately $500,000 to the cost of the construction.  The Company has recorded this contribution as deferred revenue and is recognizing the revenue using the straight-line method over the twenty-year life of the lease with the supermarket.

In 2003, the Company entered into a 20-year ground lease arrangement on an outparcel of the National Plaza.  The ground lease provides for minimum rent of $45,000 annually, for the first 10 years of the lease.  The minimum rent increases by approximately 10% after years 10 and 15 of the ground lease.

The Company leases space in a commercial office building located on 4.61 acres of land on Old Evans Road in Evans, Georgia.  The tenant leases at September 30, 2004, for suites at this office building are short-term.  This investment property adjoins other investment property of 12.77 acres, described below, that is held by the Company for development.

Other lease agreements range in terms from month-to-month to five years.

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2005	$638,102
2006	565,013
2007	531,898
2008	526,188
2009	526,409
Thereafter	3,330,643

$6,118,253

The Company also holds for investment or future development approximately 12.77 acres of land in Columbia County, 84.4 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company’s National Plaza investment property.  The aggregate cost of these investment properties held for investment or development was $2,142,382 and $1,677,591 at September 30, 2004 and 2003, respectively.

Included in the Company’s 12.77 acres of land in Columbia County, described above, is 0.79 acres of land that was purchased in 2004 for $460,000.

In 2004, the Company sold certain investment property that was leased as residential in 2003 and in the first quarter of 2004.  This investment property had a net depreciated cost of $38,874.  The Company received net proceeds from the sale of $409,728, and the Company recognized a gain on the sale of the property in the accompanying financial statements of $370,854.

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following at September 30:

	2004	2003

A note payable to an insurance company, secured with a mortgage interest in the National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$3,094,587	$3,273,665

A note payable to a regional financial institution, collateralized with property held by the Company in Columbia County, Georgia. The note is payable in monthly installments of $3,251, including interest, through December 2006, with the notes then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate (4.75% at September 30, 2004). The note, which is dated December 2003, is a refinancing of the prior year note, which matured in November 2003.	113,045	143,408

A note payable to a regional financial institution, collateralized by the Company’s residential rental property. The note is payable in monthly installments of $1,330, including interest, through June 2005, with the notes then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate, plus 0.25% (5.0% at September 30, 2004).	96,664	106,004

	3,304,296	3,523,077
Less current maturities	(322,420)	(330,348)

	$2,981,876	$3,192,729

Aggregate maturities of the long-term portion of notes payable are as follows at September 30, 2004:

2006	$242,775
2007	264,535
2008	241,212
2009	261,017
2010	282,330
Thereafter	1,690,007

$2,981,876

All interest incurred for 2004 and 2003 was expensed by the Company.

Subsequent to year-end, the Company borrowed approximately $110,000 from a regional financial institution.  See Note 7 – Subsequent Events.

NOTE 4 – INCOME TAXES

Deferred income taxes are primarily the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences and carryforwards that give rise to the net deferred tax asset are as follows as of September 30:

	2004	2003

Deferred income tax assets:
Net operating loss carry-forward	$—	$12,516

Deferred income tax liabilities:
Basis in Investment Properties	389,178	290,726

Net deferred income taxes	$389,178	$278,210

Taxable gains deferred by the Company in prior years through qualified tax-free exchanges totaled approximately $973,000.  These deferred gains for tax reporting comprise a substantial portion of deferred income tax liabilities as of September 30, 2004 and 2003, net of the effects of depreciation.

The Company’s effective income tax rate is higher than what would be expected if the federal statutory rate were applied to net income, primarily because of a change in the estimated income tax rate applied to deferred taxes as of September 30, 2004.  The estimated income tax rate was increased based on management’s estimate of income taxes rate that may be applicable when deferred tax liabilities may be realized.

	September 30, 2004		September 30, 2003
	Amount	Percent	Amount	Percent

Income tax at Federal statutory rate	$184,508	34%	$31,733	34%
Effect of graduated rates	—	—	(9,297)	(10)
State income tax net of Federal benefit	21,707	4	3,696	4
Increase in estimated rates applicable to deferred taxes	86,025	16	—	—

Provision for income taxes	$292,240	54%	$26,132	28%

NOTE 5 – ADVANCES PAYABLE TO STOCKHOLDERS

During 2004, two stockholders advanced cash to the Company for the payment of estimated income taxes resulting from a sale of property that produced a taxable gain of $370,854.  The Company was unable to transact a qualified tax-free exchange for the property that was sold, due to circumstances surrounding the identification and acquisition of replacement property for the qualified tax-free exchange.  The Company has not executed an agreement for repayment of the advances.  The advances are considered to be payable on demand.  The Company expects to pay interest on the advances at rates materially consistent with market rates.

Advances payable to stockholders at September 30, 2003, were substantially repaid in 2004.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company purchases insurance from A.H.S. Insurance & Associates, of which, M. David Alalof, a member of the Company’s Board of Directors, is President and CEO.  The Company’s Board of Directors believe that the insurance prices obtained from AHS Insurance & Associates were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

In 2004, the Company sold its interest in investment property located at 4269 Washington Road.  John C. Bell, Jr., a member of the Company’s Board of Directors, owned 15.8% of this property with the Company.

The Company paid a real estate commission of $31,827 to Jack Minor Realty, Inc. with which the Company’s President, T. Greenlee Flanagin is affiliated.

Two board members, T. Greenlee Flanagin and Robert M. Flanagin, advanced cash to the Company for the payment of estimated income taxes.  The Company has not executed an agreement for repayment of the advances.  The advances are considered to be payable on demand.  The Company expects to pay interest on the advances at rates materially consistent with market rates.  See Note 5 – Advances Payable to Stockholders.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to year end, the Company borrowed approximately $110,000 under a note agreement with a regional financial institution to pay estimated income taxes for 2004.  The note is collateralized with property held by the Company in Columbia County, Georgia, is payable in monthly installments of $3,454, including interest.  Interest accrues on the note at a fixed rate of 6.25%.  The note will mature in November 2007.

Subsequent to year end, a tenant leasing space under a short-term lease at the Company’s commercial office building in Evans, Georgia, terminated its lease.  The lease term was month-to-month at September 30, 2004, with minimum monthly rent of $1,400.

ITEM 8.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.                    CONTROLS AND PROCEDURES

Our disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d—15(e)) as of September 30, 2004, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were effective as of September 30, 2004.

In 2004, our Board of Directors selected two members, M. David Alalof and Gregory B. Scurlock, of the Board of Directors to serve on an audit committee.  These two members of the Board of Directors were selected, in part, because they are not related to the Flanagin Family Group (See Item 11. Security Ownership of Certain Beneficial Owners and Management).  Prior to 2004, the full Board of Directors fulfilled the capacities of an audit committee.  There were no other significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.                                            OTHER INFORMATION.

None.

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

NAME, AGE AND POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr.	Pharmacist and store owner of Hill Drug Company and past
56 - Chairman of Board of Directors since 1983;	manager of Revco Drug Store, Inc.
Member of Board since 1983; brother of President.

T. Greenlee Flanagin	Licensed real estate agent
55 - President and CEO since 1983; member of
Board since 1983; brother of Chairman of Board.

M. David Alalof	President and CEO of A.H.S., Inc., an insurance concern
62 - member of Board since 1977.	Chairman of the State Personnel Board of Georgia

John C. Bell, Jr.	Attorney at Law
56 – Vice President; Member of Board since 1983.

Gregory B. Scurlock	Former Senior Vice President, Wachovia Bank, Augusta, GA
56 - Secretary/Treasurer; member of Board since
1983.

Robert M. Flanagin	Licensed real estate agent
47 - Member of Board since 1987.
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2004 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

Gregory B. Scurlock and M. David Alalof serve on the Company’s audit committee, both also serve on the Board of Directors and are experienced in financial matters.  The audit committee members are independent of management of the Company.

ITEM 10.                                              EXECUTIVE COMPENSATION

The table below shows the compensation of the Chief Executive Officer for the three most recent fiscal years.  There were no executive officers whose compensation exceeded $100,000.

NAME	COMPENSATION	DATE

T. Greenlee Flanagin	$34,032	September 30, 2004
T. Greenlee Flanagin	33,021	September 30, 2003
T. Greenlee Flanagin	32,832	September 30, 2002

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2004 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.  There were no bonuses paid to executives in the past 3 fiscal years.

The Company does not have a stock option plan and no stock or options were awarded to executives as compensation in the past 3 years.

Each Director of the Company receives compensation of $100 per Director’s meeting for services performed as a Director.

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2004 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS

T. Greenlee Flanagin (1)	544,743	10.4
Robert Flanagin (1)	518,980	9.9
W. Stewart Flanagin, Jr. (1)	482,948	9.2
Ann Flanagin Smith (1)	407,437	7.8
John C. Bell, Jr.	330,865	6.3
T. Greenlee Flanagin, Jr. (1)	290,366	5.5

(1) Combined with the following, these individuals form the “Flanagin family group”:

Harriette Flanagin	3,429.1

The Flanagin family group owns 2,251,332 shares which is approximately 43% of all shares of stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2004, by Directors and executive officers:

NAME OF BENEFICIAL OWNER	ADDRESS	COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS

W. Stewart Flanagin, Jr.	1117 Glenn Avenue Augusta, GA 30904	482,948	9.2

T. Greenlee Flanagin	3326 Wheeler Road Augusta, GA 30903	544,743	10.4

M. David Alalof	P.O. Box 15637 Augusta, GA 30909	27,526	0.5

John C. Bell, Jr.	P.O. Box 1547 Augusta, GA 30903	330,865	6.3

Gregory B. Scurlock	821 Heard Avenue Augusta, GA 30904	500	0.1

Robert M. Flanagin	3052 Skinner Mill Road Augusta, GA 30909	518,980	9.9

All Directors and officers as a group consisting of seven individuals.		1,905,562	36.4

The Flanagin family and all Directors and Officers as a group beneficially own 2,610,223 shares which is approximately 50% of all shares of stock outstanding.

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company purchased insurance from A.H.S. Insurance & Associates, of which, M. David Alalof, Member of the Board of Directors, is President and CEO.  The Board of Directors believe that the insurance prices were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

In 2004, the Company sold its interest in investment property located at 4269 Washington Road.  John C. Bell, Jr., Member of the Board of Directors, owned 15.8% of this property with the Company.

The Company paid a real estate commission of $31,827 to Jack Minor Realty, Inc. with which President, T. Greenlee Flanagin is affiliated.

Two board members, T. Greenlee Flanagin and Robert M. Flanagin, advanced cash to the Company for the payment of estimated income taxes.  The Company has not executed an agreement for repayment of the advances.  The advances are considered to be payable on demand.  The Company expects to pay interest on the advances at rates materially consistent with market rates.

ITEM 13.                                              EXHIBITS

a)              Exhibits required by Item 601 of Regulation S-B.

EXHIBIT NUMBER	DESCRIPTION

11	Computation of Earnings Per Share

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer

32.1	Section 906 Certification of T. Greenlee Flanagin

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The accounting fees charged to, or expected to be charge to, the Company by Elliott Davis, LLC and Cherry, Bekaert & Holland, L.L.P. related to the Company’s fiscal years ended September 30, 2004 and 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2004	2003
(i)	Audit Fees	$14,250	$11,750

(ii)	Audit Related Fees	—	—

(iii)	Tax Fees	$3,047	$1,000

(iv)	All Other Fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION
(Registrant)

/s/ T. Greenlee Flanagin	January 12, 2005
T. GREENLEE FLANAGIN	(Date)
President
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.

/s/ W. Stewart Flanagin, Jr.	January 12, 2005
W. STEWART FLANAGIN, JR.	(Date)
Chairman of Board

/s/ M. David Alalof	January 12, 2005
M. DAVID ALALOF	(Date)
Director

/s/ Gregory B. Scurlock	January 12, 2005
GREGORY B. SCURLOCK	(Date)
Director and Secretary-Treasurer