Form 10QSB
period 2004-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2005-02-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 31 2005
Common Stock, $0.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:   YES  ☐   NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,705	$11,548
Receivable from tenants	—	53,340
Prepaid expenses	5,787	—

Total current assets	19,492	64,888

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	4,872,678	4,905,496
Land and improvements held for investment or development	2,142,382	2,142,382

	7,015,060	7,047,878

OTHER ASSETS	42,093	42,656

	$7,076,645	$7,155,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,757	$110,343
Income taxes payable	—	84,466
Current portion of notes payable and deferred income	379,867	347,072
Advances payable to stockholders	54,381	95,500

Total current liabilities	516,005	637,381

LONG-TERM LIABILITIES
Notes payable, less current portion	3,001,402	2,981,876
Deferred income taxes	389,178	389,178
Deferred income, less current portion	232,124	238,287

Total long-term liabilities	3,622,704	3,609,341

Total liabilities	4,138,709	4,246,722

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share, authorized 30,000,000 shares; issued and outstanding 5,247,107 shares	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,080,409	2,051,173

	2,937,936	2,908,700

	$7,076,645	$7,155,422

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Months Ended December 31,
	2004	2003

RENT REVENUE	$208,652	$216,038

OPERATING EXPENSES
Depreciation and amortization	33,382	33,468
Property taxes	24,629	31,357
Payroll and related costs	20,034	16,609
Insurance and utilities	8,765	6,540
Repairs and maintenance	6,541	8,295
Professional services	12,182	—
Other	891	4,367

	106,424	100,636

Operating income	102,228	115,402

OTHER INCOME (EXPENSE)
Interest	(63,246)	(67,111)
Gain on sale of investment property	—	370,854

	(63,246)	303,781

Income before income taxes	38,982	419,183

INCOME TAXES	9,746	167,673

Net income	29,236	251,510

RETAINED EARNINGS, BEGINNING OF PERIOD	2,051,173	1,800,743

RETAINED EARNINGS, END OF PERIOD	$2,080,409	$2,052,253

PER SHARE DATA
Net income per common share, basic and diluted	$0.01	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$29,236	$251,510
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	33,382	33,468
Provision for income taxes deferred	—	17,745
Gain on sale of investment property	—	(370,854)
Changes in deferred and accrued amounts	(71,662)	110,303

Net cash (used in) provided by operating activities	(9,044)	42,172

FINANCING ACTIVITIES
Repayment of advances from stockholders	(41,119)	—
Proceeds from note payable	110,000	—
Principal payments on notes payable	(57,680)	(47,482)

Net cash provided by (used in) financing activities	11,201	(47,482)

Net increase (decrease) in cash and cash equivalents	2,157	(5,310)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,548	43,290

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,705	$37,980

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$63,246	$67,111

Cash paid for income taxes	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-KSB for the year ended September 30, 2004 when reviewing interim financial statements.

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

The results of the three month period ended December 31, 2003 have been restated for the correction of an error in previously reported gain on sale of investment property.  During the audit of the Company’s financial statements as of and for the year ended September 30, 2004, management determined that the gain on sale of investment property had been understated.  A gain on sale of investment property of $370,854 has been recognized in the accompanying financial statements for the three month period ended December 31, 2003.  The correction of this error, net of related income taxes, increased the report amount of net income for the three month period ended December 31, 2003 by $78,615.

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.  Such reclassifications had no effect on reported amounts of net income or retained earnings.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2004 and September 30, 2004:

	December 31, 2004	September 30, 2004

National Plaza building, land and improvements	$5,136,296	$5,136,296
Commercial rental buildings, land and improvements	788,887	788,887

	5,925,183	5,925,183
Less accumulated depreciation	(1,191,314)	(1,159,174)

	4,733,869	4,766,009
Residential rental property	145,847	145,847
Less accumulated depreciation	(7,038)	(6,360)

Investment properties for lease, net of accumulated depreciation	$4,872,678	$4,905,496

Depreciation expense totaled $131,276 for the year ended September 30, 2004.  Depreciation expense totaled $32,819 and $33,468, respectively, for the three month periods ended December 31, 2004 and 2003.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the center’s anchor tenant.

The Company also holds several parcels of land for investment or development purposes.  Such investment properties include 17.38 acres of land in Columbia County, Georgia, and 84.4 acres of land in south Richmond County, Georgia.  The Company is actively marketing the 17.38 acres of land in Columbia County, Georgia, to lease the property under a long-term ground lease.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2004 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable

Notes payable consisted of the following at December 31, 2004 and at September 30, 2004:

	December 31, 2004	September 30, 2004

A note payable to an insurance company, secured with a mortgage interest in the National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$3,048,310	$3,094,587

A note payable to a regional financial institution, collateralized with property held by the Company in Columbia County, Georgia. The note is payable in monthly installments of $3,251, including interest, through December 2006, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate (5.25% at December 31, 2004). The note, which is dated December 2003, is a refinancing of the prior year note, which matured in November 2003.	104,407	113,045

A note payable to a regional financial institution, collateralized by the Company’s residential rental property. The note is payable in monthly installments of $1,330, including interest, through June 2005, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate, plus 0.25% (5.5% at December 31, 2004).	93,900	96,664

A note payable to a regional financial institution, collateralized by real estate in Columbia County, Georgia. The note is payable in monthly installments of $3,454, including interest, through November 2007, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%.	110,000	—

	3,356,617	3,304,296
Less current maturities	(355,215)	(322,420)

	$3,001,402	$2,981,876

Note 4 – Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia.  Approximately 88% of the Company’s revenues are earned from one of the Company’s investment properties, the National Plaza.  Approximately 81% of the National Plaza is leased to one tenant, Publix Supermarkets, Inc.  This regional food supermarket is the anchor tenant of the National Plaza.

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

•                  Estimates of income tax rates applicable to deferred taxes

Results of Operations:

The Company’s results of operations for the three-months ended December 31, 2004, and a comparative analysis of the same period for 2003 are presented below:

			Increase (Decrease) 2004 compared to 2003
	2004	2003	Amount	Percent

Rent revenue	$208,652	$216,038	$(7,386)	(3)%
Operating expenses	106,424	100,636	5,788	6%
Interest expense	63,246	67,111	(3,865)	(6)%
Gain on sale of investment property	—	370,854	(370,854)	n/a
Net income	29,236	251,510	222,274	(88)%

Rent revenue from leasing consists primarily of revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia.  The Company also earns rent revenue from an office building on Old Evans Road in Evans, Georgia, and revenue from a ground lease with a auto-repair service operation on an outparcel of the National Plaza.  Rent revenue decreased from 2004 to 2003 due primarily to the fact that in the three months ended December 31, 2003, the Company received an initial rent payment from the ground lease that included additional fees due under the lease.  Also, in the first quarter of the prior year, the Company earned rent revenue from a residential property that was sold in December 2003.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2004 for further information regarding the properties owned and lease terms.

Operating expenses for the three months ended December 31, 2004 have increased as compared to the same period for 2003.  The increase is primarily due to an increase in payroll and related costs and professional services expenses.  These increases were offset by a decrease in property taxes, repairs and maintenance, and other expenses.  The decrease in property taxes is attributable to the sale of property prior to the calendar year 2004 and the purchase of property at the end of the calendar year 2004.  Property taxes are levied on a calendar year basis in Richmond and Columbia Counties.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the present three-month period.

Interest expense for the current period is comparable to 2003 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2004.

In the year ended September 30, 2004, the Company sold investment property for a gain of $370,854.  The Company utilized the proceeds from the sale to acquire property in Columbia County, Georgia, that adjoined other parcels of land the Company was holding for investment or development purposes.  The Company is actively marketing the 17.38 acres of land in Columbia County, Georgia; to lease the property under a long-term ground lease.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2004 was 0.03.  The ratio was 0.10 at September 30, 2004.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).

To fund its income tax liability for the year ended September 30, 2004 and for working capital, the Company borrowed from certain stockholders and from a regional financial institution under a mortgage note agreement.

The Company’s cash flow from operations has been less than what is required to fund the scheduled retirement of the Company’s existing long-term notes payable.  In the last quarter of the year ended September 30, 2003, the Company entered into a ground lease that provided additional minimum annual rent revenue of approximately $45,000.

Management of the Company believes the Company has the ability to obtain short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.  The Company is actively marketing to ground lease its investment property(s) on Washington Road in Evans, Georgia.  The investment properties being actively marketed for a ground lease include the 12.77 acres in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road and the adjoining 4.61 acres, on which is currently situated a commercial office building that is leased under short term leases.

During the current quarter the Company satisfied liquidity needs through operating revenues and proceeds from a note payable. Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three-months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three months ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	February 14, 2005

	T. Greenlee Flanagin	Date
President
Chief Executive Officer