Form 10QSB
period 2005-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2005-05-13
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30 2005
Common Stock, $0.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:    YES  ☐    NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	September 30, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,201	$11,548
Receivable from tenants	14,936	53,340

Total current assets	20,137	64,888

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	4,839,858	4,905,496
Land and improvements held for investment or development	2,149,129	2,142,382

	6,988,987	7,047,878

OTHER ASSETS	41,531	42,656

	$7,050,655	$7,155,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$114,245	$110,343
Income taxes payable	512	84,466
Current portion of notes payable and deferred income	386,943	347,072
Advances payable to stockholders	40,331	95,500

Total current liabilities	542,031	637,381

LONG-TERM LIABILITIES
Notes payable, less current portion	2,926,899	2,981,876
Deferred income taxes	389,178	389,178
Deferred income, less current portion	225,961	238,287

Total long-term liabilities	3,542,038	3,609,341

Total liabilities	4,084,069	4,246,722

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share, authorized 30,000,000 shares; issued and outstanding 5,247,107 shares	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,109,059	2,051,173

	2,966,586	2,908,700

	$7,050,655	$7,155,422

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month Period Ended March 31,		For the Six Month Period Ended March 31,
	2005	2004	2005	2004

RENT REVENUE	$202,604	$195,812	$411,256	$411,850

OPERATING EXPENSES
Depreciation and amortization	33,381	33,394	66,763	66,862
Property taxes	27,717	28,272	52,346	59,629
Payroll and related costs	16,497	19,489	36,531	36,098
Insurance and utilities	10,199	7,116	18,964	13,656
Repairs and maintenance	6,379	9,830	12,920	18,125
Professional services	8,732	12,020	20,914	11,771
Other	1,022	2,526	1,913	7,142

	103,927	112,647	210,351	213,283

Operating income	98,677	83,165	200,905	198,567

OTHER INCOME (EXPENSE)
Interest	(63,727)	(65,935)	(126,973)	(133,008)
Gain on sale of investment property	—	—	—	370,854

	(63,727)	(65,935)	(126,973)	237,846

Income before income taxes	34,950	17,230	73,932	436,413

INCOME TAXES	6,300	6,892	16,046	174,565

Net income	28,650	10,338	57,886	261,848

RETAINED EARNINGS, BEGINNING OF PERIOD	2,080,409	2,052,253	2,051,173	1,800,743

RETAINED EARNINGS, END OF PERIOD	$2,109,059	$2,062,591	$2,109,059	$2,062,591

PER SHARE DATA
Net income per common share	$0.01	$0.00	$0.01	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month Period Ended March 31,		For the Six Month Period Ended March 31,
	2005	2004	2005	2004
OPERATING ACTIVITIES
Net income	$28,650	$10,338	$57,886	$261,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,381	33,394	66,763	66,862
Gain on sale of investment property	—	—	—	(370,854)
Changes in deferred and accrued amounts	17,688	45,680	(53,974)	173,728

Net cash provided by operating activities	79,719	89,412	70,675	131,584

INVESTING ACTIVITIES
Improvements to investment properties	(6,747)	—	(6,747)	—

Net cash used in investing activities	(6,747)	—	(6,747)	—

FINANCING ACTIVITIES
Repayment of advances from stockholders	(14,050)	—	(55,169)	—
Proceeds from note payable	—	—	110,000	—
Principal payments on notes payable	(67,426)	(54,673)	(125,106)	(102,155)

Net cash used in financing activities	(81,476)	(54,673)	(70,275)	(102,155)

Net increase (decrease) in cash and cash equivalents	(8,504)	34,739	(6,347)	29,429

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,705	37,980	11,548	43,290

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,201	$72,719	$5,201	$72,719

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$63,727	$65,897	$126,973	$133,008

Cash paid for income taxes	$—	$—	$100,000	$—

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

The results of the six month period ended March 31, 2004 have been restated for the correction of an error in the previously reported gain on sale of investment property.  During the audit of the Company’s financial statements as of and for the year ended September 30, 2004, management determined that the gain on sale of investment property had been understated due to an error in estimating the basis in the property that was sold.  The property that was sold was acquired through a series of like-kind exchanges, which complicated the calculation of basis in the property that was sold.  Calculations were finalized during the audit of the year ended September 30, 2004.  A gain on sale of investment property of $370,854 has been recognized in the accompanying financial statements for the six month period ended March 31, 2004.  The correction of this error, net of related income taxes, increased the reported amount of net income for the six month period ended March 31, 2004 by $77,237.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  Such reclassifications had no effect on reported amounts of net income or retained earnings.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at March 31, 2005 and September 30, 2004:

	March 31, 2005	September 30, 2004

National Plaza building, land and improvements	$5,136,296	$5,136,296
Commercial rental buildings, land and improvements	788,887	788,887

	5,925,183	5,925,183
Less accumulated depreciation	(1,223,455)	(1,159,174)

	4,701,728	4,766,009
Residential rental property	145,847	145,847
Less accumulated depreciation	(7,717)	(6,360)

Investment properties for lease, net of accumulated depreciation	$4,839,858	$4,905,496

Depreciation expense totaled $131,276 for the year ended September 30, 2004.  Depreciation expense totaled $65,638 and $66,862, respectively, for the six month periods ended March 31, 2005 and 2004.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the center’s anchor tenant.

The Company also holds several parcels of land for investment or development purposes.  Such investment properties include 12.77 acres of land in Columbia County, Georgia, and 84.4 acres of land in south Richmond County, Georgia.  The Company is actively marketing the 12.77 acres of land in Columbia County, Georgia, to lease the property.  At March 31, 2005, the Company was engaged in negotiations to lease this property under a long-term ground lease.  The negotiations are not final, and there can be no guarantee that a ground lease will ultimately be executed.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2004 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable

Notes payable consisted of the following at March 31, 2005 and at September 30, 2004:

	March 31, 2005	September 30, 2004

A note payable to an insurance company, secured with a mortgage interest in the National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$3,001,116	$3,094,587

A note payable to a regional financial institution, collateralized with property held by the Company in Columbia County, Georgia. The note is payable in monthly installments of $3,251, including interest, through December 2006, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate. The note, which is dated December 2003, is a refinancing of the prior year note, which matured in November 2003.	94,704	113,045

A note payable to a regional financial institution, collateralized by the Company’s residential rental property. The note is payable in monthly installments of $1,330, including interest, through June 2005, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate, plus 0.25%.	92,056	96,664

A note payable to a regional financial institution, collateralized by real estate in Columbia County, Georgia. The note is payable in monthly installments of $3,454, including interest, through November 2007, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%.	101,314	—

	3,289,190	3,304,296
Less current maturities	(362,291)	(322,420)

	$2,926,899	$2,981,876

Note 4 – Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia.  Approximately 88% of the Company’s revenues are earned from one of the Company’s investment properties, the National Plaza.  The anchor tenant, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at the National Plaza.  The Company generates approximately 67% of its revenues through its lease with Publix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies:

Management of the Company has identified the following as critical accounting policies:

•                  Estimates of useful lives of investment property for purposes of depreciation.

•                  Evaluation of long-lived investment assets for impairment.

•                  Estimates of income tax rates applicable to deferred taxes.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2004 for further information regarding its critical accounting policies.

Results of Operations:

The Company’s results of operations for the six-month period ended March 31, 2005, and a comparative analysis of the same period for 2004 are presented below:

			Increase (Decrease) 2005 compared to 2004
	2005	2004	Amount	Percent

Rent revenue	$411,256	$411,850	$(594)	(0.1)%
Operating expenses	210,351	213,283	(2,932)	(1.4)%
Interest expense	126,973	133,008	(6,035)	(4.5)%
Gain on sale of investment property	—	370,854	(370,854)	n/a
Net income	57,886	261,848	203,962	(77.9)%

Rent revenue from leasing consists primarily of revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia.  The Company also earns rent revenue from an office building on Old Evans Road in Evans, Georgia, and revenue from a ground lease with a auto-repair service operation on an outparcel of the National Plaza.  Rent revenue decreased from 2004 to 2005 due primarily due to the fact that in the first quarter of the prior year, the Company earned rent revenue from a residential property that was sold in December 2003.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2004 for further information regarding the properties owned and lease terms.

Operating expenses for the six months ended March 31, 2005 have decreased as compared to the same period for 2004.  This decrease is primarily due to a decrease in repairs and maintenance and office supplies expenses.  During the same period for 2004, there were repairs made to the professional building, which the company currently leases to two tenants (three tenants during the prior period), which were not required during the current period.  Also, expenses were incurred during the prior period for office supplies used in preparation for the Company’s annual shareholder meeting which were not incurred in the current period due to the meeting being scheduled one month later this year. Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current reporting period.

Interest expense for the current period is comparable to 2004 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2004.

In the year ended September 30, 2004, the Company sold investment property for a gain of $370,854.  The Company utilized the proceeds from the sale to acquire property in Columbia County, Georgia, that adjoined other parcels of land the Company was holding for investment or development purposes.  The Company is not currently marketing as available for sale, on an active basis, any of its investment properties.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at March 31, 2005 was 0.04.  The ratio was 0.10 at September 30, 2004.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).

To fund its income tax liability for the year ended September 30, 2004, and for working capital, the Company borrowed from certain stockholders and from a regional financial institution under a mortgage note agreement.

The Company’s cash flow from operations has historically been less than what is required to fund the scheduled retirement of the Company’s existing long-term notes payable.  In the last quarter of the year ended September 30, 2003, the Company entered into a ground lease that provided additional minimum annual rent revenue of approximately $45,000.

Subsequent to March 31, 2005, one tenant in the National Plaza, leasing 1,300 square feet, broke the lease agreement and began vacating the space with twenty-one months remaining in the agreement.  Attempts are being made to re-lease the vacated space and to collect the rents due under the lease agreement.  Rental fees from this tenant through March 31, 2005 were collected.  Another tenant who leases 2,600 square feet within the National Plaza has given notice that they do not plan to renew their lease agreement when it expires on September 30, 2005.  A tenant leasing office space in the professional building in Evans, Georgia has renegotiated the rent due under the lease to a reduced amount.  The Company’s revenues and cash flows will decrease as a result of the above described events.  However, the Company believes this property will not be impaired as a result of the decrease.

The Company believes it has the ability to obtain short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.  The Company also plans to ground lease its investment property(s) on Washington Road in Evans, Georgia.  The investment properties under consideration for a ground lease include the 12.77 acres in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road and the adjoining 4.61 acres, on which is currently situated a commercial office building that is leased under short term leases At March 31, 2005, the Company was engaged in negotiations to lease this property under a long-term ground lease.  If the Company is successful in negotiating a ground lease on this property, it may need to demolish or relocate the building located 4.61 acre parcel to accommodate the potential development of the combined property.  The building is currently leased as professional rental property by the Company to two tenants.  Management’s leasing negotiations are not final, and there can be no guarantee that a ground lease will ultimately be executed.

During the current reporting period the Company satisfied liquidity needs through operating revenues and proceeds from a note payable.  Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three-month period and the six month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three months ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION
(Registrant)

By:	/s/ T. Greenlee Flanagin	May 13, 2005

	T. Greenlee Flanagin	Date
President
Chief Executive Officer