Form 10-Q
period 2005-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2005-08-15
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2005
Common Stock, $0.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:    YES  ☐    NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	September 30, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,489	$11,548
Receivable from tenants	29,873	53,340
Total current assets	62,362	64,888

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	4,807,039	4,905,496
Land and improvements held for investment or development	2,161,630	2,142,382
	6,968,669	7,047,878
OTHER ASSETS	40,968	42,656
	$7,071,999	$7,155,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$172,479	$110,343
Income taxes payable	15,818	84,466
Current portion of notes payable and deferred income	386,943	347,072
Advances payable to stockholders	39,507	95,500
Total current liabilities	614,747	637,381

LONG-TERM LIABILITIES
Notes payable, less current portion	2,858,955	2,981,876
Deferred income taxes	389,178	389,178
Deferred income, less current portion	219,798	238,287
Total long-term liabilities	3,467,931	3,609,341
Total liabilities	4,082,678	4,246,722

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share, authorized 30,000,000 shares; issued and outstanding 5,247,107 shares	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,131,794	2,051,173
	2,989,321	2,908,700
	$7,071,999	$7,155,422

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month Period Ended June 30,		For the Nine Month Period Ended June 30,
	2005	2004	2005	2004
RENT REVENUE	$207,621	$208,794	$618,877	$620,644
OPERATING EXPENSES
Depreciation and amortization	33,382	33,394	100,145	100,256
Property taxes	33,874	28,240	86,220	87,869
Payroll and related costs	13,633	15,398	50,164	51,496
Insurance and utilities	12,281	8,197	31,245	21,853
Repairs and maintenance	7,275	10,596	20,195	28,721
Professional services	3,250	3,158	24,164	14,929
Other	2,176	917	4,089	8,059
	105,871	99,900	316,222	313,183
	101,750	108,894	302,655	307,461

OTHER INCOME (EXPENSE)
Interest	(63,709)	(73,147)	(190,682)	(206,155)
Gain on sale of investment property	—	—	—	370,854
	(63,709)	(73,147)	(190,682)	164,699
Operating income before income taxes	38,041	35,747	111,973	472,160

INCOME TAXES	15,306	14,299	31,352	188,864
Net income	22,735	21,448	80,621	283,296

RETAINED EARNINGS, BEGINNING OF PERIOD	2,109,059	2,062,591	2,051,173	1,800,743
RETAINED EARNINGS, END OF PERIOD	$2,131,794	$2,084,039	$2,131,794	$2,084,039

PER SHARE DATA
Net income per common share	$0.00	$0.00	$0.02	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month Period Ended June 30,		For the Nine Month Period Ended June 30,
	2005	2004	2005	2004
OPERATING ACTIVITIES
Net income	$22,735	$21,448	$80,621	$283,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,382	33,394	100,145	100,256
Gain on sale of investment property	—	—	—	(370,854)
Changes in deferred and accrued amounts	52,440	—	(1,534)	173,728
Net cash provided by operating activities	108,557	54,842	179,232	186,426

INVESTING ACTIVITIES
Improvements to investment properties	(12,501)	—	(19,248)	—
Net cash used in investing activities	(12,501)	—	(19,248)	—

FINANCING ACTIVITIES
Repayment of advances from stockholders	(824)	—	(55,993)	—
Proceeds from note payable	—	—	110,000	—
Principal payments on notes payable	(67,944)	—	(193,050)	(102,155)
Net cash used in financing activities	(68,768)	—	(139,043)	(102,155)
Net increase in cash and cash equivalents	27,288	54,842	20,941	84,271

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,201	72,719	11,548	43,290
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,489	$127,561	$32,489	$127,561

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$63,709	$73,147	$190,682	$206,155

Cash paid for income taxes	$—	$—	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note 1 — Basis of Presentation

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

The results of the nine month period ended June 30, 2004 have been restated for the correction of an error in the previously reported gain on sale of investment property.  During the audit of the Company’s financial statements as of and for the year ended September 30, 2004, management determined that the gain on sale of investment property had been understated.  A gain on sale of investment property of $370,854 has been recognized in the accompanying financial statements for the nine month period ended June 30, 2004.  The correction of this error, net of related income taxes, increased the reported amount of net income for the nine month period ended June 30, 2004 by $74,450.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  Such reclassifications had no effect on reported amounts of net income or retained earnings.

Note 2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at June 30, 2005 and September 30, 2004:

	June 30,	September 30,
	2005	2004
National Plaza building, land and improvements	$5,136,296	$5,136,296
Commercial rental buildings, land and improvements	788,887	788,887

	5,925,183	5,925,183
Less accumulated depreciation	(1,255,596)	(1,159,174)

	4,669,587	4,766,009
Residential rental property	145,847	145,847
Less accumulated depreciation	(8,395)	(6,360)

Investment properties for lease, net of accumulated depreciation	$4,807,039	$4,905,496

Depreciation expense totaled $131,276 for the year ended September 30, 2004.  Depreciation expense totaled $98,457 and $100,256, respectively, for the nine month periods ended June 30, 2005 and 2004.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the center’s anchor tenant.

The Company also holds several parcels of land for investment or development purposes.  Such investment properties include 12.77 acres of land in Columbia County, Georgia, and 84.4 acres of land in south Richmond County, Georgia.  The Company is actively marketing the 12.77 acres of land in Columbia County, Georgia, to lease the property.  At June 30, 2005, the Company was engaged in negotiations to lease this property under a long-term ground lease.  The negotiations are not final, and there can be no guarantee that a ground lease will ultimately be executed.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2004 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 — Notes Payable

Notes payable consisted of the following at June 30, 2005 and at September 30, 2004:

	June 30,	September 30,
	2005	2004
A note payable to an insurance company, secured with a mortgage interest in the National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$2,952,987	$3,094,587

A note payable to a regional financial institution, collateralized with property held by the Company in Columbia County, Georgia. The note is payable in monthly installments of $3,251, including interest, through December 2006, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate. The note, which is dated December 2003, is a refinancing of the prior year note, which matured in November 2003.	85,900	113,045

A note payable to a regional financial institution, collateralized by the Company’s residential rental property. The note is payable in monthly installments of $1,332, including interest, through June 2008, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate, plus 0.25%.	89,839	96,664

A note payable to a regional financial institution, collateralized by real estate in Columbia County, Georgia. The note is payable in monthly installments of $3,454, including interest, through November 2007, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%.	92,520	—

	3,221,246	3,304,296
Less current maturities	(362,291)	(322,420)

	$2,858,955	$2,981,876

Note 4 — Concentrations

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

Results of Operations:

The Company’s results of operations for the nine-month period ended June 30, 2005, and a comparative analysis of the same period for 2004 are presented below:

			Increase (Decrease)
			2005 compared to
			2004
	2005	2004	Amount	Percent
Rent revenue	$618,877	$620,644	$(1,767)	(0.3)%
Operating expenses	316,222	313,183	3,039	1.0%
Interest expense	190,682	206,155	(15,473)	(7.5)%
Gain on sale of investment property	—	370,854	(370,854)	n/a
Net income	80,621	283,296	(202,675)	(71.5)%

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

Operating expenses for the nine months ended June 30, 2005 have increased as compared to the same period for 2004.  This increase is primarily due to an increase in professional services, insurance and utility expenses.   During the current period there has been an increase in expenses related to the Company’s financial reporting requirements, including audit related fees.  Insurance expenses have increased due to increased coverage and rates.  Utility expenses have increased due to rate increases as well..  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current reporting period.

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

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at June 30, 2005 was 0.10.  The ratio was 0.10 at September 30, 2004.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).

To fund its income tax liability for the year ended September 30, 2004, and for working capital, the Company borrowed from certain stockholders and from a regional financial institution under a mortgage note agreement.

The Company’s cash flow from operations has historically been less than what is required to fund the scheduled retirement of the Company’s existing long-term notes payable.  In the last quarter of the year ended September 30, 2003, the Company entered into a ground lease that provided additional minimum annual rent revenue of approximately $45,000.  The Company continues to pursue additional sources of rent revenue and to evaluate opportunities to reduce operating costs, however cash flow from operations continues to be less than what is required to fund the scheduled retirement of existing long-term notes payable.

In April 2005, one tenant in the National Plaza, leasing 1,300 square feet, broke the lease agreement and began vacating the space with twenty-one months remaining in the agreement.  Attempts are being made to re-lease the vacated space.  The former tenant has filed for bankruptcy protection and management does not believe it will be successful in collecting amounts owed to the Company under the lease.  Rental fees from this tenant through March 31, 2005 were collected.  Another tenant who leases 2,600 square feet within the National Plaza has given notice that they do not plan to renew their lease agreement when it expires on September 30, 2005.  A tenant leasing office space in the professional building in Evans, Georgia has renegotiated the rent due under the lease to a reduced amount.  The Company’s revenues and cash flows will decrease as a result of the above described events.  However, the Company believes this property will not be impaired as a result of the decrease.  The reduction in monthly rental revenue resulting from the 1,300 square feet vacated at the National Plaza and the reduction in rent at the professional building in Evans, Georgia, pursuant to the lease renegotiation, totaled $1,880.  At the end of September 2005, when the tenant leasing 2,600 square feet at the National Plaza vacates its space at the end of its leasing contract, the Company will lose an additional $3,300 in monthly rental revenue.  The Company’s cash flow and operating income will be adversely affected with the loss of these rental revenues.  The Company is actively seeking tenants to increase occupancy levels and replace the lost rental revenues.  The Company is also actively seeking new leasing opportunities with other investment properties.

The Company believes it has the ability to obtain short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.  The Company also plans to ground lease its investment property(s) on Washington Road in Evans, Georgia.  The investment properties under consideration for a ground lease include the 12.77 acres in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road and the adjoining 4.61 acres, on which is currently situated a commercial office building that is leased under short term leases   At June 30, 2005, the Company was engaged in negotiations to lease this property under a long-term ground lease.  The Company has received a letter of intent and a deposit from a major national tenant and its developer pursuant to these negotiations.  If the Company is successful in negotiating a ground lease on this property, it may need to demolish or relocate the building located 4.61 acre parcel to accommodate the potential development of the combined property.  The building is currently leased as professional rental property by the Company to two tenants.  Management’s leasing negotiations are not final, and there can be no guarantee that a ground lease will ultimately be executed.

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

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three-month period and the nine-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three months ended June 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 12, 2005
	T. Greenlee Flanagin	Date
President
Chief Executive Officer