Form 10KSB
period 2005-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2005-12-28
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2005

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

YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

The registrant’s total revenues for the fiscal year ended September 30, 2005 were $821,474.

As of the close of the period covered by this report, registrant had outstanding 5,247,107 shares of common stock.  There is no established market for the common stock of the registrant.  Therefore, the aggregate market value of the voting stock held by non-affiliates of the registrant is not known.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  YES  ☒  NO

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

The Company’s primary development and income producing activities are:

1.     Retail strip center on 15.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”).  Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. (“Publix”) and is operated as a retail food supermarket.  The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants.  At September 30, 2005, approximately 6,500 square feet of this remaining space was leased.

2.     An outparcel of the National Plaza that is 0.89 acres and is leased commercially under a 20-year ground-lease to an auto-repair service operation.

3.     Development property totaling approximately 12.77 adjoining acres on Belair Road and North Belair Road Extension at Washington Road in Evans, Georgia.

4.     Commercial property on Old Evans Road in Evans, Georgia, including 4.61 acres of land, leased as office space to two tenants at September 30, 2005, under short-term leases.  This property adjoins the above 12.77 undeveloped acres on Belair Road and North Belair Extension at Washington Road in Evans, Georgia.

5.     Residential Property on Stanley Drive, currently leased as a single family residence.

The Company owns certain other properties that are more fully described in Item 2, “Description of Property.”

Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995.  The National Plaza represents approximately 81% of the Company’s net leased assets.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the lease with Publix Supermarkets, Inc. represented 70% and 67% of the Company’s total gross rent revenue for the years ended September 30, 2005 and 2004.  Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing.  See Item 2, “Description of Property” for additional information related to this property and the lease agreement.

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

8.     Approximately ..43 acres with a residential structure on Stanley Drive in Augusta, Georgia.

Description of real estate and operating data:

The Company’s net book value of National Plaza, $3,886,915 at September 30, 2005, amounts to approximately 55% of the Company’s total assets at September 30, 2005.

Construction of the National Plaza was completed in May 1995.  National Plaza has 69,000 square feet of available lease space.  National Plaza was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose.  The Company has leased 56,000 square feet to Publix Supermarkets, Inc., which, as National Plaza’s anchor tenant, operates a retail food supermarket.  The Company, as lessor, has a twenty-year lease agreement with Publix.  The lease became effective May 15, 1995.  The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this store’s annual gross sales in excess of approximately $37 million.  For the Company’s years ended September 30, 2005 and 2004, the supermarket had not achieved this sales level.  The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix.  For 2005 this reimbursement was approximately $51,000.  At the lessee’s option the lease may be extended in five-year increments for an additional twenty years on substantially the same lease terms.  As part of the lease agreement, Publix contributed approximately $493,000 to the construction of National Plaza.  The Company capitalized this contribution and is recognizing the related revenue over the twenty year life of the lease.

The Company financed National Plaza with a $4,300,000 loan, with interest that is fixed at 7.875%.  Annual principal and interest payments total $427,596.  The balance of the loan was $2,903,903 at September 30, 2005.  The loan matures in June 2015 and is scheduled to be fully amortized at that time.  The loan is secured with a mortgage interest in National Plaza and an assignment of lease payments (rent) from the property.  The property is located on Washington Road in Augusta, Georgia.  Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company’s tenants.  The Company’s operation of National Plaza is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants.  The Company competes with other retail strip centers in the area to maintain stable occupancy.  Management of the Company believes that the location and visibility of National Plaza provides for favorable conditions for maintaining occupancy.  At September 30, 2005, the Company had leased 50% of the 13,000 square feet not leased to Publix.  These individual leases have terms ranging from monthly renewal to five years, with monthly lease payments ranging from $975 to $1,679.  Following is selected statistical information regarding National Plaza at September 30, 2005:

Occupancy rate - 91%         (Publix is the only tenant to occupy 10% or more of the leasable square feet.)

Effective rental rates –

	Square Feet	Rental Per
	Leased	Square Foot

Publix Supermarkets, Inc.	56,146	$8.25
Other tenants	6,500	12.87

The principal business of the other tenants currently includes a hair salon, take-out restaurant, stock brokerage office and similar small business operations.

A schedule of lease expirations at National Plaza for each of the next ten years, beginning with the Company’s year end September 30, 2006 is presented below (does not include potential extensions or ground leases on outparcels).

		Total area in		Percentage of
	Number of	square feet	Annual rental	gross annual
Year ending	tenants whose	covered by	Represented by	rental represented
September 30,	leases will expire	expiring leases	expiring leases	by expiring leases

2006	3	3,900	55,100	7%
2007	—	—	—	—
2008	—	—	—	—
2009	—	—	—	—
2010	1	1,300	16,900	2%
2011 – 2015	—	—	—	—

The percentage of gross annual rental represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve-month fiscal period.  The Company currently does not have plans for significant renovations or improvements to National Plaza.

The Company’s Federal tax basis in National Plaza at September 30, 2005, excluding land and before accumulated depreciation is approximately $4,340,000.  Federal tax basis accumulated depreciation is approximately $1,722,191.  Property taxes on the National Plaza totaled $71,327 in 2005.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia.  The Company’s net book value in this property is approximately $750,530 at September 30, 2005.  The Company’s Federal tax basis in this property is approximately $441,420.  The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of approximately $511,726 and with approximately $250,000 of proceeds from a note payable.  There is no outstanding debt on this property at September 30, 2005.  The property was at 50% occupancy with short-term leases to two tenants, a physician’s office and a construction company office, at September 30, 2005.  The property, excluding land cost, is depreciated for financial reporting purposes using the straight-line method over 39 years.  Though the office space in this property is leased under short-term leases, the property is held by the Company primarily for investment and appreciation.  The property adjoins the following described 12.77 acres of undeveloped land in Evans, Georgia.  The continued development in the Evans area and the decreasing supply of available land may enhance the appreciation and future marketability of the property.  Property taxes paid on this property in 2005 totaled $13,773.

The Company holds undeveloped land of approximately 12.77 acres in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road.  The land was purchased in five transactions.  The Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest being held by two individuals, one of which is a principal stockholder and member of the Board of Directors.  In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest.  One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company.  The aggregate purchase price of the land was $522,846.  A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described.  The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals.  The purchase price of the land was $371,970.  In a fourth transaction, the Company purchased for $342,122 an additional 1.03 acres on Old Evans Road in Evans, Georgia that adjoins the above described properties.  And in a fifth transaction in 2004, the Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels.  The cost of the parcel acquired in 2004, was $467,874.  The Company’s net book value of the investment properties acquired in these transactions of $1,789,843, including the cost of improvements thereon, is approximately 25% of the Company’s total assets.  The Company has a Federal tax basis in the investment property of approximately $1,128,500.  At September 30, 2005, there was no debt secured by this investment property.  The property is held by the Company for investment and appreciation in an area that has experienced both commercial and residential growth for a number of years.  The Company is actively marketing this property to lease it under a ground lease.  Property taxes paid on this property in 2005 totaled $27,514.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia.  The property is collateral for a 6.25% note that matures in June 2008.  The property was purchased for approximately $145,800.  The property is located adjacent to several properties held by the Company.  The location of this property may enhance the appreciation and future marketability of the property.  The Company’s Federal tax basis in the property was approximately $134,000.  Property taxes paid on this property in 2005 totaled $1,989.

No other property owned by the Company at September 30, 2005, had a book value amounting to 10% or more of the total assets of the Company.

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

No dividends have been declared or paid during the two years ending September 30, 2005.  The Company has no restrictions that currently, or that may reasonably be expected to, limit materially the amount of dividends paid.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company’s primary business activities are the acquisition, development and leasing of developed and undeveloped real estate.  The objectives of the Company are capital appreciation from real estate investments and income from leasing.

The Company believes that the market value of much of the real estate owned by the Company is greater than its original cost.  The Company believes that the continued development and decreasing supply of vacant land in the Augusta, Georgia area has resulted in substantial appreciation in value in many of the Company’s investment properties.  These appreciated investment properties are available as a source of capital to the Company.

Critical Accounting Policies:

Estimates of Useful Lives of Investment Properties for Purposes of Depreciation

Management has estimated useful lives of investment properties, except for land, that are leased, and the Company utilizes the straight-line method to compute depreciation over the estimated useful lives of the investment properties.  Actual depreciation of investment properties will vary from management’s estimates, and value of investment properties is more directly impacted by market conditions and the physical condition of the investment properties.

Evaluation of Long-Lived Assets for Impairment

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of investment properties may not be recoverable.  In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount.

Estimates of Income Tax Rates Applicable to Deferred Taxes

The Company has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets.  The Company has estimated deferred income tax liabilities of $395,032 at September 30, 2005.  Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Results of Operations:

			Increase (Decrease)
			2005 compared to
			2004
	2005	2004	Amount	Percent

Rent revenue	$821,474	$830,933	$(9,459)	(1)%
Operating expenses	414,266	404,195	10,071	2%
Interest expense	258,051	255,038	3,013	1%
Gain on sale of property	—	370,854	(370,854)	n/a
Net income	93,685	250,430	156,745	(63)%

			Increase (Decrease)
			2004 compared to
			2003
	2004	2003	Amount	Percent

Rent revenue	$830,933	$806,538	$24,395	3%
Operating expenses	404,195	434,558	(30,363)	(7)%
Interest expense	255,038	279,333	(24,295)	(9)%
Gain on sale of property	370,854	—	370,854	n/a
Net income	250,430	67,199	183,231	273%

Rent revenue from leasing activities is provided by the following properties:

	2005	2004	2003

National Plaza	$728,624	$733,268	$740,264
Outparcel at National Plaza	45,000	45,000	5,625
Other	47,850	52,665	60,649

Years Ended September 30, 2005 and 2004

The National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the investment property’s anchor tenant.  See Item 2, “Description of Property” for additional information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 50% leased as of the period ending September 30, 2005 and approximately 80% leased as of the period ended September 30, 2004.  Also see Item 2, “Description of Property” for effective rental rates and lease expirations related to this property.

Rent revenue from Publix at National Plaza remained relatively consistent compared with respective prior year’s amounts.  Management expects Publix at National Plaza to continue to provide a substantial portion of the Company’s operating revenue.

In April 2005, one tenant at National Plaza, leasing 1,300 square feet, broke the lease agreement and began vacating the space with twenty-one months remaining in the agreement.  Attempts are being made to re-lease the vacated space.  The former tenant has filed for bankruptcy protection and management does not believe it will be successful in collecting amounts owed to the Company under the lease.  Rental fees from this tenant through March 31, 2005 were collected.  Another tenant, who leased 2,600 square feet at National Plaza, did not renew their lease agreement which expired on September 30, 2005.  A tenant leasing office space in the professional building in Evans, Georgia has renegotiated the rent due under the lease to a reduced amount.  The Company’s revenues and cash flows will decrease as a result of the above described events.  However, the Company believes this property will not be impaired as a result of the decrease.

Operating expenses increased $10,071 (2%) from 2004.  Management of the Company expects operating expenses for 2005 to be consistent with 2004.  There were no significant line item expense fluctuations from 2004 to 2005.

The Company believes it has the ability to obtain short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.  The Company also plans to ground lease its investment property(s) on Washington Road in Evans, Georgia.  The investment properties under consideration for a ground lease include the 12.77 acres in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road and the adjoining 4.61 acres, on which is currently situated a commercial office building that is leased under short term leases   At September 30, 2005, the Company was engaged in negotiations to lease this property under a long-term ground lease and has received a letter of intent and a $25,000 deposit from a major national tenant and its developer.  Subsequent to September 30th, the agreement was extended with an additional $10,000 deposit being held in escrow.  If the Company is successful in finalizing the negotiations to ground lease this property, it may need to demolish or relocate the building located on the 4.61 acre parcel to accommodate the potential development of the combined property.  The building is currently leased as professional rental property by the Company to two tenants.  Management’s leasing negotiations are not final, and there can be no guarantee that a ground lease will ultimately be executed.

Management expects interest expense for the year ending September 30, 2006 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

Years Ended September 30, 2004 and 2003

The National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the investment property’s anchor tenant.  See Item 2, “Description of Property” for further information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 80% leased as of the period ending September 30, 2004 and approximately 80% leased as of the period ended September 30, 2003.  Also see Item 2, “Description of Property” for effective rental rates and lease expirations related to this property.

Rent revenue from Publix at National Plaza remained relatively consistent compared with respective prior year’s amounts.  In 2004, there was a decrease in contractual maintenance fees that were charged to tenants as a result of decreased maintenance costs realized on the property in 2004.  Management expects Publix at National Plaza to be a principal activity of the Company and to continue to provide a substantial portion of the Company’s operating revenue.

Revenue from the Company’s other leasing properties has increased $31,391 from 2003 due to increased revenue resulting from a ground-lease executed in 2003 with an auto-repair service operation.  The ground-lease is for an outparcel property located near National Plaza. The lease is a twenty year ground-lease for $3,750 per month, with the lessee contributing to common area maintenance and other costs.  The increases in rent revenue from the ground lease were partially offset pursuant to the Company’s sale in the first quarter of 2004 of a 3.68 acre tract of property which had been leased as residential for $900 per month.

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

Repairs and maintenance expense decreased approximately $36,826 due to repairs made to National Plaza in 2003 which were not required in 2004.

Interest expense for 2004 decreased from 2003 as a result of the continued amortization of outstanding debt.  The decrease was partially offset by interest cost on new debt incurred to pay income taxes and to partially fund the acquisition of investment property.  Management expects interest expense for the year ending September 30, 2005 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

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

Liquidity and Sources of Capital:

The ratio of current assets to current liabilities was .11 at September 30, 2005, and was .10 at September 30, 2004.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).

To fund its income tax liability for 2004 and for working capital, the Company borrowed from certain stockholders approximately $90,000 and approximately $110,000, in December 2004, from a regional financial institution under a mortgage note agreement.

In 2005 and 2004, the Company’s cash flow from operations was approximately $283,000 and $318,000, respectively, less than that required to fund the scheduled retirement (principal and interest) of the Company’s existing long-term notes payable.

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

ITEM 7.   FINANCIAL STATEMENTS

The following consolidated financial statements of Security Land & Development Corporation and Subsidiaries are included herein:

Report of Independent Registered Public Accounting Firm (audit of financial statements as of and for the years ended September 30, 2005 and 2004)

Consolidated Balance Sheets as of September 30, 2005 and 2004

Consolidated Statements of Income and Retained Earnings for the years ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Security Land and Development

  Corporation and Subsidiaries

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation and Subsidiaries (“the Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income, retained earnings and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated balance sheets as of September 30, 2005 and 2004 and the related consolidated statements of income, retained earnings and cash flows for the years then ended, present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC
December 13, 2005
Augusta, Georgia

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,180	$11,548
Receivables from tenants	56,522	53,340

Total current assets	61,702	64,888

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	4,774,220	4,905,496
Land and improvements held for investment or development	2,161,630	2,142,382

	6,935,850	7,047,878

OTHER ASSETS	40,406	42,656

	$7,037,958	$7,155,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$171,137	$110,343
Income taxes payable	34,149	84,466
Current maturities of notes payable	290,713	322,420
Current portion of deferred income	49,652	24,652
Advances payable to stockholders	16,672	95,500

Total current liabilities	562,323	637,381

LONG-TERM LIABILITIES
Notes payable, less current portion	2,864,583	2,981,876
Deferred income taxes	395,032	389,178
Deferred income, less current portion	213,635	238,287

Total long-term liabilities	3,473,250	3,609,341

Total liabilities	4,035,573	4,246,722

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,144,858	2,051,173

	3,002,385	2,908,700

	$7,037,958	$7,155,422

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years Ended September 30,
	2005	2004

RENT REVENUE	$821,474	$830,933

OPERATING EXPENSES
Depreciation and amortization	133,526	133,432
Property taxes	117,812	110,933
Payroll and related costs	68,129	68,939
Insurance and utilities	41,832	29,678
Repairs and maintenance	24,313	27,867
Professional services	23,987	20,034
Other	4,667	13,312

	414,266	404,195

Operating income	407,208	426,738

OTHER INCOME (EXPENSE)
Interest	(258,051)	(255,038)
Gain on sale of investment property	—	370,854
Other income	65	116

	(257,986)	115,932

Income before income taxes	149,222	542,670

INCOME TAXES
Current	49,683	181,272
Deferred	5,854	110,968

	55,537	292,240

Net income	93,685	250,430

RETAINED EARNINGS, BEGINNING OF YEAR	2,051,173	1,800,743

RETAINED EARNINGS, END OF YEAR	$2,144,858	$2,051,173

PER SHARE DATA
Net income per common share - basic	$0.02	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$93,685	$250,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,526	133,432
Deferred income taxes	5,854	110,968
Gain on sale of investment property	—	(370,854)
Changes in deferred and accrued amounts:
Receivables from tenants	(3,182)	2,714
Other assets	—	(22,500)
Accounts payable and accrued expenses	60,794	841
Income taxes payable	(50,317)	84,466
Deferred income	348	(24,652)

Net cash provided by operating activities	240,708	164,845

INVESTING ACTIVITIES
Proceeds from sale of investment properties	—	409,728
Purchases of, and improvements to, investment properties	(19,248)	(468,524)

Net cash used in investing activities	(19,248)	(58,796)

FINANCING ACTIVITIES
Advances from (repayments to) stockholders, net	(78,828)	81,000
Proceeds from notes payable	110,125	—
Principal payments on notes payable	(259,125)	(218,781)

Net cash used in financing activities	(227,828)	(137,781)

Net decrease in cash and cash equivalents	(6,368)	(31,732)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,548	43,280

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,180	$11,548

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$255,775	$255,038

Cash paid for income taxes	$100,000	$96,806

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

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

During 2005 and 2004, substantially all operating revenues and operating expenses were related to real estate leasing.  A substantial portion of rent revenues are earned from one investment property, a commercial retail center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia (the “National Plaza”).  The National Plaza provided approximately 89% and 88% of gross rent revenue in 2005 and 2004, respectively.  Approximately 81% of the National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200.  The National Plaza comprises approximately 81% of the Investment Properties for Lease, net of Accumulated Depreciation.

During 2004, the Company sold certain investment property with a net depreciated cost of $38,874.  The Company received net proceeds from the sale of $409,728, and the Company recognized a gain on the sale of the investment property in the accompanying financial statements of $370,854.  In 2004, the Company acquired for $460,000 investment property in Columbia County, Georgia that adjoins several other parcels of land the Company holds as investment property to be developed or held for investment.

Basis of presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of Security Land and Development Corporation and its wholly owned subsidiaries, Royal Palms Motel, Inc. and SLDC, LLC, (described on a consolidated basis as the “Company”).  All intercompany transactions and accounts are eliminated in consolidation.

Use of estimates

The consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Company measures the impairment loss as the amount by which the asset’s carrying amount exceeds the fair value of the asset.

Cash and cash equivalents

For purposes of reporting cash flows, the Company considers financial instruments of a demand nature to be cash equivalents.

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements.  Receivables are carried at original invoice amount.  Management estimates an allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the collectability of balances due based on each customer’s financial condition, credit history, and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recognized in income when received.  The Company has determined that no allowance for uncollectible accounts is required at September 30, 2005 and 2004.

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method.  Lease commissions, net of accumulated amortization, of $40,406 and $42,656 at September 30, 2005 and 2004, respectively, are included in Other Assets in the accompanying financial statements.

Income taxes

The Company files a consolidated income tax return.  Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting basis and income tax basis of assets and liabilities.  Deferred tax assets and liabilities represent future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are adjusted for changes in tax laws and tax rates when those changes are enacted.

Net income per common share

Net income per common share is calculated on the basis of the weighted average number of shares outstanding.  The Company has no stock option plans, or other instruments resulting in earnings per share dilution.  For 2005 and 2004 the weighted average number of shares outstanding was 5,247,107.  Therefore, only basic net income per common share is presented.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.  The reclassifications had no impact on reported amounts of net income or stockholders’ equity.

Recently issued accounting standards

Accounting standards that have been issued or proposed by the Public Company Accounting Oversight Board (“PCAOB”) and Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the State of Georgia.  In 2005, approximately 89% of the Company’s revenues were earned from one of the Company’s investment properties, the National Plaza.  Approximately 83% of the National Plaza is leased to one tenant, a regional food supermarket.

Substantially all of the Company’s receivables from tenants at September 30, 2005 and 2004 were receivable from one tenant, the regional food supermarket that leases property at the National Plaza.

The Company places its cash and cash equivalents with high quality financial institutions. At times the Company’s cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation (FDIC) limits.

NOTE 2 – INVESTMENT PROPERTIES

Investment properties leased or held for lease to others under operating leases consist of the following at September 30:

	2005	2004

National Plaza building, land and improvements	$5,136,296	$5,136,296
Commercial rental buildings, land and improvements	788,887	788,887

	5,925,183	5,925,183
Less accumulated depreciation	(1,287,736)	(1,159,174)

	4,637,447	4,766,009
Residential rental property	145,847	145,847
Less accumulated depreciation	(9,074)	(6,360)

Investment properties for lease, net of accumulated depreciation	$4,774,220	$4,905,496

Depreciation expense totaled $131,276, in 2005 and 2004.

Approximately 81% of the National Plaza is leased to a regional food supermarket.  The lease requires minimum annual rental payments of $463,200, expires in 2015 and is renewable for a total of an additional twenty years at substantially similar lease terms.  The lease provides for the supermarket to pay for interior maintenance and utilities and property taxes on a proportional basis.

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2005 and 2004, the supermarket did not achieve this sales level.

In construction of the National Plaza, the supermarket contributed approximately $493,000 to the cost of the construction.  The Company recorded the $493,000 as deferred revenue and is recognizing $24,652 as revenue annually using the straight-line method over the twenty-year life of the lease with the supermarket.

In 2003, the Company entered into a 20-year ground lease arrangement on an outparcel of the National Plaza.  The ground lease provides for minimum rent of $45,000 annually, for the first 10 years of the lease.  The minimum rent increases by approximately 10% after year 10 and then again after year 15 of the ground lease.

The Company leases space in its commercial office building located on 4.61 acres of land on Old Evans Road in Evans, Georgia.  The tenant leases at September 30, 2005, for suites at this office building are short-term.  This investment property adjoins other investment property of 12.77 acres, described below, that is held by the Company for development.

Other lease agreements range in terms from month-to-month to five years.

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2006	$570,376
2007	528,161
2008	526,188
2009	526,409
2010	516,281
Thereafter	2,816,371

$5,483,786

The Company also holds for investment, or future development, approximately 12.77 acres of land in Columbia County, 84.4 acres of land in south Richmond County, and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company’s National Plaza investment property.  The aggregate cost of these investment properties held for investment or development was $2,161,630 and $2,142,382 at September 30, 2005 and 2004, respectively.

Included in the Company’s 12.77 acres of land in Columbia County, described above, is 0.79 acres of land that was purchased in 2004 for $460,000.

In 2004, the Company sold certain investment property that was leased as residential property in 2003 and during the first quarter of 2004.  This investment property had a net depreciated cost of $38,874.  The Company received net proceeds from the sale of $409,728, and the Company recognized a gain on the sale of the property in the accompanying financial statements of $370,854.

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following at September 30:

	2005	2004
A note payable to an insurance company, secured with a mortgage interest in the National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$2,903,903	$3,094,587

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,251, including interest, through December 2006, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate (6.75% at September 30, 2005). The note, which is dated December 2003, is a refinancing of the prior year note, which matured in November 2003.	79,677	113,045

A note payable to a regional financial institution, collateralized by the Company’s residential rental property. The note is payable in monthly installments of $1,332, including interest, through June 2008, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%. The note, which is dated June 2005, is a refinancing of the prior year note, which matured in June 2005.	88,134	96,664

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,454, including interest, through November 2007, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%.	83,582	—

	3,155,296	3,304,296
Less current maturities	(290,713)	(322,420)

	$2,864,583	$2,981,876

Aggregate maturities of the long-term portion of notes payable are as follows at September 30, 2005:

2007	$317,344
2008	313,897
2009	261,017
2010	282,330
2011	305,384
Thereafter	1,384,611

$2,864,583

All interest incurred for 2005 and 2004 was expensed by the Company.

NOTE 4 – INCOME TAXES

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences and carryforwards that give rise to the deferred tax liability are as follows as of September 30:

	2005	2004

Deferred income tax liabilities:
Basis in Investment Properties	$395,032	$389,178

Taxable gains deferred by the Company in prior years through qualified tax-free exchanges totaled approximately $973,000.  These deferred gains for tax reporting comprise a substantial portion of the Company’s deferred income tax liabilities as of September 30, 2005 and 2004, net of the effects of depreciation.

The Company’s effective income tax rate for 2004 is higher than what would be expected if the Federal statutory rate were applied to net income, primarily because of a change in the estimated income tax rate applied to deferred taxes as of September 30, 2004.  The estimated income tax rate was increased based on management’s estimate of income taxes rate that may be applicable when deferred tax liabilities may be realized.

	September 30, 2005		September 30, 2004
	Amount	Percent	Amount	Percent

Income tax at Federal statutory rate	$50,735	34%	$184,508	34%
State income tax net of Federal Benefit	4,802	4	21,707	4
Increase in estimated rates applicable to deferred taxes	—	—	86,025	16

Income tax expense	$55,537	38%	$292,240	54%

NOTE 5 – ADVANCES PAYABLE TO STOCKHOLDERS

During 2004, two stockholders advanced $81,000 to the Company for the payment of income taxes resulting from a sale of property that produced a taxable gain of $370,854.  The Company was unable to transact a qualified tax-free exchange for the property that was sold, due to circumstances surrounding the identification and acquisition of replacement property for the qualified tax-free exchange.  The Company has not executed an agreement for repayment of the advances and, therefore, the advances are considered to be payable on demand.  During 2005, the Company repaid these stockholders approximately $79,000.  The stockholder advances are repaid with interest at rates materially consistent with market rates for short-term unsecured debt.  At September 30, 2005, the rate was 9.9%.

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

In 2004, the Company sold its interest in its investment property located at 4269 Washington Road.  John C. Bell, Jr., a member of the Company’s Board of Directors, also owned 15.8% of this property with the Company.

Also in 2004, the Company paid a real estate commission of $31,827 to Jack Minor Realty, Inc. with which the Company’s President, T. Greenlee Flanagin is affiliated.

Two board members, T. Greenlee Flanagin and Robert M. Flanagin, advanced $81,000 to the Company in 2004 for the payment of income taxes.  The Company did not execute an agreement for repayment of the advances and, thus, the advances are considered to be payable on demand.  The stockholder advances bear interest at rates materially consistent with market rates.  See Note 5 – Advances Payable to Stockholders.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to year end, two stockholders advanced $66,950 to the Company for the payment of property taxes.  The Company has not executed an agreement for repayment of the advances and, thus, the advances are considered to be payable on demand.  The Company expects to pay interest on the advances at rates materially consistent with market rates.

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d—15(e)) as of September 30, 2005, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were effective as of September 30, 2005.

In 2004, our Board of Directors selected two members, M. David Alalof and Gregory B. Scurlock, of the Board of Directors to serve on an audit committee.  These two members of the Board of Directors were selected, in part, because they are not related to the Flanagin Family Group (See Item 11. Security Ownership of Certain Beneficial Owners and Management).  Prior to 2004, the full Board of Directors fulfilled the capacities of an audit committee.  There were no other significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NAME, AGE AND
POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr.	Pharmacist and store owner of Hill Drug Company and past
57 - Chairman of Board of Directors since 1983;	manager of Revco Drug Store, Inc.
Member of Board since 1983; brother of President.

T. Greenlee Flanagin	Licensed real estate agent
56 - President and CEO since 1983; member of
Board since 1983; brother of Chairman of Board.

M. David Alalof	President and CEO of A.H.S., Inc., an insurance concern
63 - member of Board since 1977.	Chairman of the State Personnel Board of Georgia

John C. Bell, Jr.	Attorney at Law
57 - Vice President; Member of Board since 1983.

Gregory B. Scurlock	Vice President, First Bank of Georgia, Augusta, GA
57 - Secretary/Treasurer; member of Board since	Former Senior Vice President, Wachovia Bank, Augusta, GA
1983.

Robert M. Flanagin	Licensed real estate agent
48 - Member of Board since 1987.
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2005 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

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

NAME	COMPENSATION	DATE

T. Greenlee Flanagin	$37,349	September 30, 2005
T. Greenlee Flanagin	34,032	September 30, 2004
T. Greenlee Flanagin	33,021	September 30, 2003

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2005 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.  There were no bonuses paid to executives in the past 3 fiscal years.

The Company does not have a stock option plan and no stock or options were awarded to executives as compensation in the past 3 years.

Each Director of the Company receives compensation of $100 per Director’s meeting for services performed as a Director.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2005 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

	NUMBER OF SHARES OF
NAME OF	COMMON STOCK	PERCENT OF
BENEFICIAL OWNER	BENEFICIALLY OWNED	CLASS

T. Greenlee Flanagin (1)	544,743	10.4
Robert Flanagin (1)	523,147	10.0
W. Stewart Flanagin, Jr. (1)	487,114	9.3
Ann Flanagin Smith (1)	411,604	7.8
John C. Bell, Jr.	372,365	7.1
T. Greenlee Flanagin, Jr. (1)	290,366	5.5

(1) Combined with the following, these individuals form the “Flanagin Family Group”:

Harriette Flanagin	3,429.1

The Flanagin Family Group owns 2,260,403 common shares which is approximately 43% of the Company’s 5,247,107 shares of common stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2005, by Directors and executive officers:

NAME OF		COMMON STOCK
BENEFICIAL		BENEFICIALLY	PERCENT
OWNER	ADDRESS	OWNED	OF CLASS

W. Stewart Flanagin, Jr.	1117 Glenn Avenue	487,114	9.3
	Augusta, GA 30904

T. Greenlee Flanagin	3326 Wheeler Road	544,743	10.4
	Augusta, GA 30903

M. David Alalof	P.O. Box 15637	63,360	1.2
	Augusta, GA 30909

John C. Bell, Jr.	P.O. Box 1547	372,365	7.1
	Augusta, GA 30903

Gregory B. Scurlock	1203 Reid Road	500	0.1
	Augusta, GA 30909

Robert M. Flanagin	2002 Wrightsboro Road	523,147	10.0
	Augusta, GA 30904

All Directors and officers as a group consisting of six individuals.		1,991,229	38.1

The Flanagin Family Group and all Directors and Officers as a group beneficially own 2,696,628 common shares which is approximately 51% of the Company’s 5,247,107 shares of common stock outstanding.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company purchased insurance from A.H.S. Insurance & Associates, of which, M. David Alalof, Member of the Board of Directors, is President and CEO.  The Board of Directors believe that the insurance prices were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

In 2004, the Company sold its interest in an investment property located at 4269 Washington Road.  John C. Bell, Jr., Member of the Board of Directors, owned 15.8% of this property with the Company.

Also in 2004, the Company paid a real estate commission of $31,827 to Jack Minor Realty, Inc. with which President, T. Greenlee Flanagin is affiliated.

Two board members, T. Greenlee Flanagin and Robert M. Flanagin, advanced $81,000 in 2004 to the Company for the payment of income taxes.  The cash advances are considered to be payable on demand.  The Company did not execute an agreement for repayment of the advances.  Robert M. Flanagin was repaid his advance during 2005 with interest at a rate materially consistent with market rates.  The

Company reduced the amount due to T. Greenlee Flanagin along with interest at a rate materially consistent with market rates.

ITEM 13.    EXHIBITS

a)     Exhibits required by Item 601 of Regulation S-B.

EXHIBIT
NUMBER	DESCRIPTION

11	Computation of Earnings Per Share

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer

32.1	Section 906 Certification of T. Greenlee Flanagin

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The accounting fees charged to, or expected to be charge to, the Company by Elliott Davis, LLC related to the Company’s fiscal years ended September 30, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2005	2004

(i)	Audit Fees	$15,000	$14,250

(ii)	Audit Related Fees	$5,800	—

(iii)	Tax Fees	$1,800	$3,047

(iv)	All Other Fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION
(Registrant)

/s/ T. Greenlee Flanagin	December 28, 2005
T. GREENLEE FLANAGIN	(Date)
President
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.

/s/ W. Stewart Flanagin, Jr.	December 28, 2005
W. STEWART FLANAGIN, JR.	(Date)
Chairman of Board

/s/ M. David Alalof	December 28, 2005
M. DAVID ALALOF	(Date)
Director

/s/ Gregory B. Scurlock	December 28, 2005
GREGORY B. SCURLOCK	(Date)
Director and Secretary-Treasurer