Form 10QSB
period 2005-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2006-02-09
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31 2005
Common Stock, $0.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:    YES  ☐    NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,043	$5,180
Receivable from tenants	—	56,522

Total current assets	4,043	61,702

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	4,741,401	4,774,220
Land and improvements held for investment or development	2,161,630	2,161,630

	6,903,031	6,935,850

OTHER ASSETS	39,843	40,406

	$6,946,917	$7,037,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$92,510	$171,137
Income taxes payable	34,149	34,149
Current portion of notes payable	329,752	290,713
Current portion of deferred income	49,652	49,652
Advances payable to stockholders	82,430	16,672

Total current liabilities	588,493	562,323

LONG-TERM LIABILITIES
Notes payable, less current portion	2,755,644	2,864,583
Deferred income taxes	395,032	395,032
Deferred income, less current portion	207,472	213,635

Total long-term liabilities	3,358,148	3,473,250

Total liabilities	3,946,641	4,035,573

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,142,749	2,144,858

	3,000,276	3,002,385

	$6,946,917	$7,037,958

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Three Months
	Ended December 31,
	2005	2004

RENT REVENUE	$174,981	$208,652

OPERATING EXPENSES
Depreciation and amortization	33,382	33,382
Property taxes	31,377	24,629
Payroll and related costs	15,766	20,034
Insurance and utilities	9,567	8,765
Repairs and maintenance	5,581	6,541
Professional services	19,383	12,182
Other	475	891

	115,531	106,424

Operating income	59,450	102,228

OTHER EXPENSE
Interest	61,559	63,246

(Loss) income before income taxes	(2,109)	38,982

INCOME TAXES	—	9,746

Net (loss) income	(2,109)	29,236

RETAINED EARNINGS, BEGINNING OF PERIOD	2,144,858	2,051,173

RETAINED EARNINGS, END OF PERIOD	$2,142,749	$2,080,409

PER SHARE DATA
Net (loss) income per common share - basic	$(0.01)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended December 31,
	2005	2004
OPERATING ACTIVITIES
Net (loss) income	$(2,109)	$29,236
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,382	33,382
Changes in deferred and accrued amounts	(28,268)	(71,662)

Net cash provided by (used in) operating activities	3,005	(9,044)

FINANCING ACTIVITIES
Advances from (repayments to) stockholders, net	65,758	(41,119)
Proceeds from note payable	—	110,000
Principal payments on notes payable	(69,900)	(57,680)

Net cash (used in) provided by financing activities	(4,142)	11,201

Net (decrease) increase in cash and cash equivalents	(1,137)	2,157

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,180	11,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,043	$13,705

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$61,559	$63,246

Cash paid for income taxes	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-KSB for the year ended September 30, 2005 when reviewing interim financial statements.

The financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The consolidated financial statements include the accounts of Security Land and Development Corporation and its two wholly owned subsidiaries, Royal Palms Motel, Inc. and SLDC, LLC, (described on a consolidated basis as the “Company”).  Significant intercompany transactions and accounts are eliminated in consolidation.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  Such reclassifications had no effect on reported amounts of net income or retained earnings.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2005 and September 30, 2005:

	December 31,	September 30,
	2005	2005

National Plaza building, land and improvements	$5,136,296	$5,136,296
Commercial rental buildings, land and improvements	788,887	788,887

	5,925,183	5,925,183
Less accumulated depreciation	(1,319,876)	(1,287,736)

	4,605,307	4,637,447
Residential rental property	145,847	145,847
Less accumulated depreciation	(9,753)	(9,074)

Investment properties for lease, net of accumulated depreciation	$4,741,401	$4,774,220

Depreciation expense totaled $131,276 for the year ended September 30, 2005.  Depreciation expense totaled $32,819, for both the three month period ended December 31, 2005 and 2004.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

The Company also holds several parcels of land for investment or development purposes.  Such investment properties include 12.77 acres of land in Columbia County, Georgia, and 84.4 acres of land in south Richmond County, Georgia.

The Company is actively marketing the 12.77 acres of land in Columbia County, Georgia, to lease the property under a long-term ground lease.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2005 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable

Notes payable consisted of the following at:

	December 31, 2005	September 30, 2005
A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$2,853,848	$2,903,903

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,251, including interest, through December 2006, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate (7.25% at December 31, 2005). The note, which is dated December 2003, is a refinancing of the prior year note, which matured in November 2003.	70,683	79,677

A note payable to a regional financial institution, collateralized by the Company’s residential rental property. The note is payable in monthly installments of $1,332, including interest, through June 2008, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%. The note, which is dated June 2005, is a refinancing of the prior year note, which matured in June 2005.	86,376	88,134

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,454, including interest, through November 2007, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%.	74,489	83,582

	3,085,396	3,155,296
Less current maturities	(329,752)	(290,713)

	$2,755,644	$2,864,583

Note 4 – Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia.  Approximately 89% of the Company’s revenues are earned from one of the Company’s investment properties, National Plaza.  The anchor tenant, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  This regional food supermarket is the anchor tenant of National Plaza.  The Company generates approximately 67% of its revenues though its lease with Publix.

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

Refer to the Company’s Form 10-KSB for the year ended September 30, 2005 for further information regarding its critical accounting policies

Results of Operations:

The Company’s results of operations for the three-months ended December 31, 2005, and a comparative analysis of the same three-month period for 2004 are presented below:

			Increase (Decrease)
			2005 compared to
			2004
	2005	2004	Amount	Percent

Rent revenue	$174,981	$208,652	$(33,671)	(16)%
Operating expenses	115,531	106,424	9,107	8%
Interest expense	61,559	63,246	(1,687)	(3)%
Net (loss) income	(2,109)	29,236	(31,345)	(107)%

Rent revenue from leasing consists primarily of revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia.  The Company also earns rent revenue from an office building on Old Evans Road in Evans, Georgia, and revenue from a ground lease with an auto-repair service operation on an outparcel of National Plaza.  Rent revenue decreased from 2004 to 2005 primarily due to the fact that the Company had decreased occupancy on investment properties available for lease.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2005 for further information regarding the properties owned and lease terms.

Operating expenses for the three months ended December 31, 2005 have increased as compared to the same period for 2004.  The increase is primarily due to an increase in property taxes and professional services expenses.  These increases were offset by a decrease in payroll and related costs, repairs and maintenance, and other expenses.  Property taxes are levied on a calendar year basis in Richmond and Columbia Counties.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the present three-month period.

Interest expense for the current period is comparable to 2004 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2005.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2005 was 0.01.   The ratio was 0.11 at September 30, 2005.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).  The Company continues to pursue additional sources of rent revenue and to evaluate opportunities to reduce operating costs.

The Company has the ability to obtain short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.  The Company also plans to ground lease its investment property(s) on Washington Road in Evans, Georgia.  The investment properties under consideration for a ground lease include the 12.77 acres in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road and the adjoining 4.61 acres, on which is currently situated a commercial office building that is leased under short-term leases.  At December 31, 2005, the Company was engaged in negotiations to lease this property under a long-term ground lease and has received a letter of intent and a $25,000 deposit from a major national tenant and its developer.  The agreement has twice been extended along with additional deposits totaling $20,000 of which $10,000 is currently held in escrow.  If the Company is successful in finalizing the negotiations to ground lease this property, it may need to demolish or relocate the building located on the 4.61 acre parcel to accommodate the potential development of the combined property.  The building is currently leased as professional rental property by the Company to two tenants.  The Company has advised these two tenants that they must vacate by February 28, 2006.  Management’s leasing negotiations are not final, and there can be no guarantee that a ground lease will ultimately be executed.

Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three-months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three months ended December 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION
(Registrant)

By:	/s/ T. Greenlee Flanagin	February 9, 2006

	T. Greenlee Flanagin	Date
President
Chief Executive Officer