Form 10QSB
period 2006-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2006-05-12
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock, $0.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:   YES  ☐   NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,345	$5,180
Receivable from tenants	14,456	56,522

Total current assets	21,801	61,702

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	4,708,582	4,774,220
Land and improvements held for investment or development	2,161,630	2,161,630

	6,870,212	6,935,850

OTHER ASSETS	39,281	40,406

	$6,931,294	$7,037,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,490	$171,137
Income taxes payable	20,902	34,149
Current portion of notes payable	325,594	290,713
Current portion of deferred income	59,652	49,652
Advances payable to stockholders	69,215	16,672

Total current liabilities	608,853	562,323

LONG-TERM LIABILITIES
Notes payable, less current portion	2,687,739	2,864,583
Deferred income taxes	395,032	395,032
Deferred income, less current portion	201,308	213,635

Total long-term liabilities	3,284,079	3,473,250

Total liabilities	3,892,932	4,035,573

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,180,835	2,144,858

	3,038,362	3,002,385

	$6,931,294	$7,037,958

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2006	2005	2006	2005

RENT REVENUE	$187,949	$202,604	$362,930	$411,256

OPERATING EXPENSES
Depreciation and amortization	33,381	33,381	66,763	66,763
Property taxes	31,840	27,717	63,217	52,346
Payroll and related costs	10,547	16,497	26,313	36,531
Insurance and utilities	8,749	10,199	18,316	18,964
Repairs and maintenance	5,089	6,379	10,670	12,920
Professional services	967	8,732	20,350	20,914
Other	172	1,022	647	1,913

	90,745	103,927	206,276	210,351

Operating income	97,204	98,677	156,654	200,905

OTHER EXPENSE
Interest	(59,118)	(63,727)	(120,677)	(126,973)

Income before income taxes	38,086	34,950	35,977	73,932

INCOME TAXES	—	6,300	—	16,046

Net income	38,086	28,650	35,977	57,886

RETAINED EARNINGS, BEGINNING OF PERIOD	2,142,749	2,080,409	2,144,858	2,051,173

RETAINED EARNINGS, END OF PERIOD	$2,180,835	$2,109,059	$2,180,835	$2,109,059

PER SHARE DATA
Net income per common share	$0.01	$0.01	$0.01	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2006	2005	2006	2005
OPERATING ACTIVITIES
Net income	$38,086	$28,650	$35,977	$57,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,381	33,381	66,763	66,763
Changes in deferred and accrued amounts	17,112	17,688	(11,156)	(53,974)

Net cash provided by operating activities	88,579	79,719	91,584	70,675

INVESTING ACTIVITIES
Improvements to investment properties	—	(6,747)	—	(6,747)

Net cash used in investing activities	—	(6,747)	—	(6,747)

FINANCING ACTIVITIES
(Repayments to) advances from stockholders, net	(13,215)	(14,050)	52,543	(55,169)
Proceeds from notes payable	—	—	—	110,000
Principal payments on notes payable	(72,062)	(67,426)	(141,962)	(125,106)

Net cash used in financing activities	(85,277)	(81,476)	(89,419)	(70,275)

Net increase (decrease) in cash and cash equivalents	3,302	(8,504)	2,165	(6,347)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,043	13,705	5,180	11,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,345	$5,201	$7,345	$5,201

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$59,118	$63,727	$120,677	$126,973

Cash paid for income taxes	$13,247	$—	$13,247	$100,000

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

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at March 31, 2006 and September 30, 2005:

	March 31,	September 30,
	2006	2005

National Plaza building, land and improvements	$5,136,296	$5,136,296
Commercial rental buildings, land and improvements	788,887	788,887

	5,925,183	5,925,183
Less accumulated depreciation	(1,352,017)	(1,287,736)

	4,573,166	4,637,447
Residential rental property	145,847	145,847
Less accumulated depreciation	(10,431)	(9,074)

Investment properties for lease, net of accumulated depreciation	$4,708,582	$4,774,220

Depreciation expense totaled $131,276 for the year ended September 30, 2005. Depreciation expense totaled $65,638 and $65,638, respectively, for the six month period ended March 31, 2006 and 2005.

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

The Company is actively marketing the 12.77 acres of land in Columbia County, Georgia, to lease the property under a long-term ground lease. The Company is engaged in negotiations and has received a letter of intent and a $25,000 deposit from a major national tenant and its developer. The agreement has been extended three times along with additional deposits totaling $20,000 of which $10,000 is currently held in escrow.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2005 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable

Notes payable consisted of the following at:

	March 31, 2006	September 30, 2005
A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$2,802,800	$2,903,903

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,251, including interest, through December 2006, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate (7.25% at December 31, 2005). The note, which is dated December 2003, is a refinancing of a prior note, which matured in November 2003.	61,592	79,677

A note payable to a regional financial institution, collateralized by the Company’s residential rental property. The note is payable in monthly installments of $1,332, including interest, through June 2008, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%. The note, which is dated June 2005, is a refinancing of a prior note, which matured in June 2005.	83,698	88,134

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,454, including interest, through November 2007, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%.	65,243	83,582

	3,013,333	3,155,296
Less current maturities	(325,594)	(290,713)

	$2,687,739	$2,864,583

Note 4 – Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia. Approximately 91% of the Company’s revenues are earned from one of the Company’s investment properties, National Plaza. The anchor tenant, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza. This regional food supermarket is the anchor tenant of National Plaza. The Company generates approximately 67% of its revenues though its lease with Publix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies:

Management of the Company has identified the following as critical accounting policies:

•                  Estimates of useful lives of investment properties for purposes of depreciation.

•                  Evaluation of long-lived investment assets for impairment.

•                  Estimates of income tax rates applicable to deferred taxes.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2005 for further information regarding its critical accounting policies

Results of Operations:

The Company’s results of operations for the six month period ended March 31, 2006, and a comparative analysis of the same period for 2005 are presented below:

			Increase (Decrease)
			2006 compared to
			2005
	2006	2005	Amount	Percent

Rent revenue	$362,930	$411,256	$(48,326)	(12)%
Operating expenses	206,276	210,351	(4,075)	(2)%
Interest expense	120,677	126,973	(6,296)	(5)%
Net income	35,977	57,886	(21,909)	(38)%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia. The Company also earns rent revenue from an office building on Old Evans Road in Evans, Georgia, and revenue from a ground lease with an auto-repair service operation on an outparcel of National Plaza. Rent revenue decreased from 2005 to 2006 primarily due to the fact that the Company had decreased occupancy on investment properties available for lease.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2005 for further information regarding the properties owned and lease terms.

Total operating expenses for the six months ended March 31, 2006 is consistent with the same period for 2005. The decrease in payroll and related costs, and repairs and maintenance was offset by an increase in property taxes. Property taxes are levied on a calendar year basis in Richmond and Columbia Counties. Management expects operating expenses for the remainder of the current fiscal year to be comparable to the present six month period.

Interest expense for the current period is comparable to 2005 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2005.

Income tax expense for the six months ended March 31, 2006 was offset by a reduction in the Company’s current tax liability. Thus, for the six month’s ended March 31, 2006, no income tax expense is reported.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at March 31, 2006 was .04. The ratio was 0.11 at September 30, 2005. Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary). The Company continues to pursue additional sources of rent revenue and to evaluate opportunities to reduce operating costs.

The Company has the ability to obtain short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased. The Company also plans to ground lease its investment property(s) on Washington Road in Evans, Georgia. The investment properties under consideration for a ground lease include the 12.77 acres in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road and the adjoining 4.61 acres, on which is currently situated a commercial office building that is leased under short-term leases. The Company is engaged in negotiations to lease this property under a long-term ground lease and has received a letter of intent and a $25,000 deposit from a major national tenant and its developer. The agreement has been extended three times along with additional deposits totaling $20,000 of which $10,000 is currently held in escrow. Additionally, the Company has agreed to let the developer demolish the building located on the 4.61 acre parcel to accommodate the potential development of the combined property. Management’s leasing negotiations are not final, and there can be no guarantee that a ground lease will ultimately be executed.

Management of the Company continues to expect future liquidity needs to be met from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three month period and six month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three months ended March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 11, 2006

	T. Greenlee Flanagin	Date
President
Chief Executive Officer