Form 10QSB
period 2006-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2006-08-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Stock, $0.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:    YES   ☐    NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARIES
Form 10-QSB
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,203	$5,180
Receivable from tenants	28,265	56,522
Total current assets	33,468	61,702
INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	4,675,763	4,774,220
Land and improvements held for investment or development	2,161,630	2,161,630
	6,837,393	6,935,850
OTHER ASSETS	38,718	40,406
	$6,909,579	$7,037,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$127,671	$171,137
Income taxes payable	18,851	34,149
Line of credit	133,100	—
Current portion of notes payable	325,594	290,713
Current portion of deferred income	24,652	49,652
Advances payable to stockholders	8,450	16,672
Total current liabilities	638,318	562,323

LONG-TERM LIABILITIES
Notes payable, less current portion	2,614,455	2,864,583
Deferred income taxes	399,560	395,032
Deferred income, less current portion	195,146	213,635
Total long-term liabilities	3,209,161	3,473,250
Total liabilities	3,847,479	4,035,573

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,204,573	2,144,858
	3,062,100	3,002,385
	$6,909,579	$7,037,958

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June 30,
	2006	2005	2006	2005
RENT REVENUE	$222,492	$207,621	$585,422	$618,877

OPERATING EXPENSES
Depreciation and amortization	33,382	33,382	100,145	100,145
Property taxes	31,750	33,874	94,967	86,220
Payroll and related costs	13,269	13,633	39,582	50,164
Insurance and utilities	13,807	12,281	32,123	31,245
Repairs and maintenance	10,712	7,275	21,382	20,195
Professional services	9,518	3,250	29,868	24,164
Other	3,047	2,176	3,694	4,089
	115,485	105,871	321,761	316,222

Operating income	107,007	101,750	263,661	302,655

OTHER EXPENSE
Interest	(59,890)	(63,709)	(180,567)	(190,682)

Income before income taxes	47,117	38,041	83,094	111,973

INCOME TAXES	23,379	15,306	23,379	31,352

Net income	23,738	22,735	59,715	80,621

RETAINED EARNINGS, BEGINNING OF PERIOD	2,180,835	2,109,059	2,144,858	2,051,173

RETAINED EARNINGS, END OF PERIOD	$2,204,573	$2,131,794	$2,204,573	$2,131,794

PER SHARE DATA
Net income per common share	$0.01	$0.01	$0.01	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June 30,
	2006	2005	2006	2005
OPERATING ACTIVITIES
Net income	$23,738	$22,735	$59,715	$80,621
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	33,382	33,382	100,145	100,145
Changes in deferred and accrued amounts	(58,313)	52,440	(69,469)	(1,534)
Net cash provided by (used in) operating activities	(1,193)	108,557	90,391	179,232

INVESTING ACTIVITIES
Improvements to investment properties	—	(12,501)	—	(19,248)
Net cash used in investing activities	—	(12,501)	—	(19,248)

FINANCING ACTIVITIES
Repayments to stockholders, net	(60,765)	(824)	(8,222)	(55,993)
Proceeds from line of credit	133,100	—	133,100	—
Proceeds from notes payable	—	—	—	110,000
Principal payments on notes payable	(73,284)	(67,944)	(215,246)	(193,050)
Net cash used in financing activities	(949)	(68,768)	(90,368)	(139,043)
Net increase (decrease) in cash and cash equivalents	(2,142)	27,288	23	20,941

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,345	5,201	5,180	11,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,203	$32,489	$5,203	$32,489

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$59,890	$63,709	$180,567	$190,682
Cash paid for income taxes	$10,744	$—	$23,991	$100,000

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

Note 2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at June 30, 2006 and September 30, 2005:

	June 30,	September 30,
	2006	2005

National Plaza building, land and improvements	$5,136,296	$5,136,296
Commercial rental buildings, land and improvements	788,887	788,887

	5,925,183	5,925,183
Less accumulated depreciation	(1,384,157)	(1,287,736)

	4,541,026	4,637,447
Residential rental property	145,847	145,847
Less accumulated depreciation	(11,110)	(9,074)

Investment properties for lease, net of accumulated depreciation	$4,675,763	$4,774,220

Depreciation expense totaled $131,276 for the year ended September 30, 2005.  Depreciation expense totaled $98,457 and $98,457, respectively, for the nine month period ended June 30, 2006 and 2005.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

Note 2 — Investment Properties, Continued

The Company also holds several parcels of land for investment or development purposes.  Such investment properties include approximately 18 acres of land in Columbia County, Georgia, and 84.4 acres of land in south Richmond County, Georgia.

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on the approximately 18 acres of land in Columbia County, Georgia.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2005 and the May 16, 2006 Form 8-K for further information on operating lease agreements and land held for investment or development purposes.

Note 3 — Line of Credit

The Company entered into a line of credit agreement with a regional financial institution in June 2006.  The line of credit provides for a maximum principal amount of $501,100 and bears interest at the Prime rate (8.25% at June 30, 2006).  The line of credit is secured by the Company’s long-term ground lease on the approximately 18 acres of land in Columbia County, Georgia.  At June 30, 2006 the Company had $133,100 outstanding on the line of credit which matures in June 2007.

Note 4 — Notes Payable

Notes payable consisted of the following at:

	June 30, 2006	September 30, 2005
A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$2,750,740	$2,903,903

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,251, including interest, through December 2006, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate (8.25% at June 30, 2006). The note, which is dated December 2003, is a refinancing of a prior note, which matured in November 2003.	52,421	79,677

A note payable to a regional financial institution, collateralized by the Company’s residential rental property. The note is payable in monthly installments of $1,332, including interest, through June 2008, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%. The note, which is dated June 2005, is a refinancing of a prior note, which matured in June 2005.	81,005	88,134

Note 4 — Notes Payable, Continued

	June 30, 2006	September 30, 2005
A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,454, including interest, through November 2007, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%.	55,883	83,582

	2,940,049	3,155,296
Less current maturities	(325,594)	(290,713)

	$2,614,455	$2,864,583

Note 5 — Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia.  Approximately 83% of the Company’s revenues are earned from one of the Company’s investment properties, National Plaza.  The anchor tenant, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  This regional food supermarket is the anchor tenant of National Plaza.  The Company generates approximately 54% of its revenues though its lease with Publix.

Note 6 — Subsequent Events

On July 21, 2006, the Company’s Compensation Committee awarded bonuses to the Company’s Officers and Directors as compensation for their services resulting in the long-term ground lease on the approximately 18 acres in Columbia County.   The bonuses totaling $270,000 will be paid in installments beginning in the fourth quarter of 2006.

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

Refer to the Company’s Form 10-KSB for the year ended September 30, 2005 for further information regarding its critical accounting policies

Results of Operations:

The Company’s results of operations for the nine month period ended June 30, 2006, and a comparative analysis of the same period for 2005 are presented below:

			Increase (Decrease)
			2006 compared to 2005
	2006	2005	Amount	Percent

Rent revenue	$585,422	$618,877	$(33,455)	(5)%
Operating expenses	321,761	316,222	5,539	2%
Interest expense	180,567	190,682	(10,115)	(5)%
Net income	54,308	80,621	(26,313)	(33)%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia.  The Company also earned rent revenue from an office building on Old Evans Road in Evans, Georgia through the 2nd Quarter of 2006 and revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.  The Company begins earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia during the 3rd Quarter of 2006.  The Company is receiving $20,833 in monthly rent until the expiration of the development period, which is expected to be during 2007, at which time the Company will begin receiving $41,677 a month.  Rent revenue decreased from 2005 to 2006 primarily due to the fact that the Company had decreased occupancy on investment properties available for lease.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2005 and the May 16, 2006 Form 8-K for further information regarding the properties owned and their lease terms.

Total operating expenses for the nine months ended June 30, 2006 is consistent with the same period for 2005.  The decrease in payroll and related costs was offset by an increase in property taxes and professional services.  Property taxes are levied on a calendar year basis in Richmond and Columbia Counties.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the current period is comparable to 2005 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2005 when considering a decrease in the Company’s outstanding debt.

Income tax expense for the nine months ended June 30, 2006 is comparable with the same period in 2005, when considering the decrease in the Company’s income.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at June 30, 2006 was .05.   The ratio was 0.11 at September 30, 2005.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company, including the increased rents from the ground lease of the approximately 18 acres in Columbia County, Georgia, and appreciation in investment properties (which can be sold or mortgaged, if necessary).  The Company continues to pursue additional sources of rent revenue and to evaluate opportunities to reduce operating costs.  The Company has the ability to obtain additional short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three month period and nine month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Form 8-K was filed May 16, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION
(Registrant)

By:	/s/ T. Greenlee Flanagin	August 10, 2006
	T. Greenlee Flanagin	Date
President
Chief Executive Officer