Form 10KSB
period 2006-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2006-12-29
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2006

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

Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒     NO  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The registrant’s total revenues for the fiscal year ended September 30, 2006 were $873,085.

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

The Company’s primary development and income producing activities are:

1.               Retail strip center on 15.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”).  Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. (“Publix”) and is operated as a retail food supermarket.  The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants.  At September 30, 2006, approximately 6,500 square feet of this remaining space was leased.

2.               An outparcel of the National Plaza that is 0.89 acres and is leased commercially under a 20-year ground-lease to an auto-repair service operation.

3.               Long-term ground lease on approximately 18 acres in Evans, Georgia which includes approximately 12.77 adjoining acres on Washington Road at Industrial Park Drive and approximately 4.61 acres on Washington Road at Industrial Park Drive.

4.               Residential Property on Stanley Drive, currently leased as a single family residence.

The Company owns certain other properties that are more fully described in Item 2, “Description of Property.”

Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995.  The National Plaza represents approximately 59% of the Company’s net leased assets.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the lease with Publix Supermarkets, Inc. represented 67% and 70% of the Company’s total gross rent revenue for the years ended September 30, 2006 and 2005.  Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing.  The Company also expects the new long-term ground lease in Evans, Georgia to provide a substantial portion of the Company’s revenue from leasing in future years.  See Item 2, “Description of Property” for additional information related to these property and the lease agreements.

The Company owns additional undeveloped land in and around the Augusta, Georgia area that is being held for investment purposes. Management of the Company believes that the market value of the property owned is greater than its carrying value. The Company presently has three part-time employees, all of whom are officers and/or stockholders of the Company.

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

3.               Approximately 18 acres of developed land in Evans, Georgia including 12.77 acres on  Washington Road at Industrial Park Drive and approximately 4.61 acres on Washington Road at Industrial Park Drive.

4.               84.4 undeveloped acres in south Richmond County, Georgia.

5.               A 0.85 acre lot on Lumpkin Road in Augusta, Georgia.

6.               Approximately 1.1 acres of undeveloped land held for investment purposes on Washington Road in Augusta, Georgia.

7.               Approximately ..43 acres with a residential structure on Stanley Drive in Augusta, Georgia.

Description of real estate and operating data:

The Company’s net book value of National Plaza, $3,765,453 at September 30, 2006, amounts to approximately 53% of the Company’s total assets at September 30, 2006.

Construction of the National Plaza was completed in May 1995.  National Plaza has 69,000 square feet of available lease space.  National Plaza was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose.  The Company has leased 56,000 square feet to Publix Supermarkets, Inc., which, as National Plaza’s anchor tenant, operates a retail food supermarket.  The Company, as lessor, has a twenty-year lease agreement with Publix.  The lease became effective May 15, 1995.  The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this Publix store’s annual gross sales in excess of approximately $37 million.  For the Company’s years ended September 30, 2006 and 2005, the supermarket had not achieved this sales level.  The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix.  For 2006, this reimbursement was approximately $52,919.  At the lessee’s option the lease may be extended in five-year increments for an additional twenty years on substantially the same lease terms.  As part of the lease agreement, Publix contributed approximately $493,000 to the construction of National Plaza.  The Company capitalized this contribution and is recognizing the related revenue over the twenty year life of the lease.

The Company financed National Plaza with a $4,300,000 loan, with interest that is fixed at 7.875%.  Annual principal and interest payments total $427,596.  The balance of the loan was $2,697,649 at September 30, 2006.  The loan matures in June 2015 and is scheduled to be fully amortized at that time.  The loan is secured with a mortgage interest in National Plaza and an assignment of lease payments (rent)

from the property.  The property is located on Washington Road in Augusta, Georgia.  Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company’s tenants.  The Company’s operation of National Plaza is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants.  The Company competes with other retail strip centers in the area to maintain stable occupancy.  Management of the Company believes that the location and visibility of National Plaza provides for favorable conditions for maintaining occupancy.  At September 30, 2006, the Company had leased 50% of the 13,000 square feet not leased to Publix.  These individual leases have terms ranging from monthly renewal to five years, with monthly lease payments ranging from $1,000 to $1,679.  Following is selected statistical information regarding National Plaza at September 30, 2006:

Occupancy rate - 91%	(Publix is the only tenant to occupy 10% or more of the leasable square feet.)
Effective rental rates –

	Square Feet Leased	Rental Per Square Foot

Publix Supermarkets, Inc.	56,000	$8.25
Other tenants	6,500	13.11

The principal business of the other tenants currently includes a nail salon, take-out restaurant, stock brokerage office and other similar small business operations.

A schedule of lease expirations at National Plaza for each of the next ten years, beginning with the Company’s year end September 30, 2007 is presented below (does not include potential extensions or ground leases on outparcels).

Year ending September 30,	Number of tenants whose leases will expire	Total area in square feet covered by expiring leases	Annual rental Represented by expiring leases	Percentage of gross annual rental represented by expiring leases

2007	—	—	—	—
2008	1	1,300	20,150	2%
2009	—	—	—	—
2010	1	1,300	17,333	2%
2011	2	2,600	35,701	4%
2012 – 2016	—	—	—	—

The percentage of gross annual rental represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve-month fiscal period.  The Company currently does not have plans for significant renovations or improvements to National Plaza.

The Company’s Federal tax basis in National Plaza at September 30, 2006, excluding land and before accumulated depreciation is approximately $4,340,000.  Federal tax basis accumulated depreciation is approximately $1,839,830.  Property taxes on the National Plaza totaled $80,163 in 2006.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia.  The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of approximately $511,726 and with approximately $250,000 of proceeds from a note payable.  The office building was demolished during 2006.  The Company’s net book value in this property is approximately $745,746 at September 30, 2006.  For tax purposes, the Company recognized a loss of $236,859 on the demolition of the building in 2006.  The Company’s Federal tax basis in the property is approximately $197,071 at September 30, 2006.  There is no outstanding debt on this property at September 30, 2006.  Prior to the demolition, the property, excluding land cost, was being depreciated for financial reporting purposes using the straight-line method over 39 years.  Property taxes paid on this property in 2006 totaled $15,815.  The property adjoins the following described 12.77 acres of land in Evans, Georgia.

The Company holds approximately 12.77 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road.  The land was purchased in five transactions.  The Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest being held by two individuals, one of which is a principal stockholder and member of the Board of Directors.  In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest.  One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company.  The aggregate purchase price of the land was $522,846.  A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described.  The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals.  The purchase price of the land was $371,970.  In a fourth transaction, the Company purchased for $342,122 an additional 1.03 acres on Old Evans Road in Evans, Georgia that adjoins the above described properties.  And in a fifth transaction in 2004, the Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels from a member of the Board of Directors.  The cost of the parcel acquired in 2004, was $467,874.  The Company’s net book value of the investment properties acquired in these transactions of $1,789,843, including the cost of improvements thereon, is approximately 25% of the Company’s total assets.  The Company has a Federal tax basis in the investment property of approximately $1,128,500.  The Company signed a long-term ground lease for the development of Lowe’s on this property as well as the 4.61 acres during 2006. The Company began earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia during the 3rd Quarter of 2006.  The Company is receiving $20,833 in monthly rent until the expiration of the development period, which is expected to be in January 2007.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. There is no outstanding debt on this property at September 30, 2006, however the Company’s line of credit is secured by the ground lease on this investment property and the 4.61 acres.  Property taxes paid on this property in 2006 totaled $31,739.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia.  The property is collateral for a 6.25% note that matures in June 2008.  The property was purchased for approximately $145,800.  The property is located adjacent to several properties held by the Company.  The location of this property may enhance the appreciation and future marketability of the property.  The Company’s Federal tax basis in the property was approximately $134,000.  Property taxes paid on this property in 2006 totaled $2,158.

No other property owned by the Company at September 30, 2006, had a book value amounting to 10% or more of the total assets of the Company.

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

No dividends have been declared or paid during the two years ending September 30, 2006.  The Company has no restrictions that currently, or that may reasonably be expected to, limit materially the amount of dividends paid.

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

Evaluation of Long-Lived Assets for Impairment

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of investment properties may not be recoverable.  In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is recognized when the expected future cash flows of the asset are less than the carrying amount.

Estimates of Income Tax Rates Applicable to Deferred Taxes

The Company has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets.  The Company has estimated deferred income tax liabilities of $455,507 at September 30, 2006.  Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Results of Operations:

			Increase (Decrease) 2006 compared to 2005
	2006	2005	Amount	Percent

Rent revenue	$873,085	$821,474	$51,611	6%
Operating expenses	693,847	414,266	279,581	67%
Interest expense	241,377	258,051	(16,674)	(7)%
Net income (loss)	(10,936)	93,685	(104,621)	(112)%

			Increase (Decrease) 2005 compared to 2004
	2005	2004	Amount	Percent

Rent revenue	$821,474	$830,933	$(9,459)	(1)%
Operating expenses	414,266	404,195	10,071	2%
Interest expense	258,051	255,038	3,013	1%
Gain on sale of property	—	370,854	(370,854)	n/a
Net income	93,685	250,430	156,745	(63)%

Rent revenue from leasing activities is provided by the following properties:

	2006	2005	2004

National Plaza	$691,583	$744,605	$746,594
Outparcel at National Plaza	45,000	45,000	45,000
Evans	128,102	23,469	34,557
Other	8,400	8,400	4,782

	$873,085	$821,474	$830,933

Years Ended September 30, 2006 and 2005

The National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the investment property’s anchor tenant.  See Item 2, “Description of Property” for additional information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 50% leased as of the period ending September 30, 2006 and 2005.  Attempts are being made to lease the vacant space.  Also see Item 2, “Description of Property” for effective rental rates and lease expirations related to this property.

Rent revenue from Publix and National Plaza remained relatively consistent compared with respective prior year’s amounts with consideration given to two tenants vacating during 2006.  Management expects National Plaza to continue to provide a large portion of the Company’s operating revenue.  In addition to National Plaza, in 2007 the Company expects the long-term ground lease in Evans, Georgia to begin providing a substantial portion of the Company’s operating revenue.  See Item 2, “Description of Property” for additional information

Operating expenses increased $279,581 (68%) from 2005.  The increase is mainly due to bonuses awarded during 2006 of $270,000 in recognition of the signing of the long-term ground lease in Evans, Georgia.    Management of the Company expects operating expenses for 2007 to be relatively consistent with 2005.

The Company believes it has the ability to obtain additional short term financing, should it become necessary.

Management expects interest expense for the year ending September 30, 2007 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

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

The Company believes it has the ability to obtain short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.  The Company also plans to ground lease its investment property(s) on Washington Road in Evans, Georgia.  The investment properties under consideration for a ground lease include the 12.77 acres in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road and the adjoining 4.61 acres, on which is currently situated a commercial office building that is leased under short term leases   At September 30, 2005, the Company was engaged in negotiations to lease this property under a long-term ground lease and has received a letter of intent and a $25,000 deposit from a major national tenant and its developer.  Subsequent to

September 30, the agreement was extended with an additional $10,000 deposit being held in escrow.  If the Company is successful in finalizing the negotiations to ground lease this property, it may need to demolish or relocate the building located on the 4.61 acre parcel to accommodate the potential development of the combined property.  The building is currently leased as professional rental property by the Company to two tenants.  Management’s leasing negotiations are not final, and there can be no guarantee that a ground lease will ultimately be executed.

Management expects interest expense for the year ending September 30, 2006 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

Liquidity and Sources of Capital:

The percentage of current assets to current liabilities was 27% at September 30, 2006, and was 11% at September 30, 2005.  Management of the Company expects future liquidity needs of the Company to be funded from the increase in operating revenue with the long-term ground lease and appreciation in investment properties (which can be sold or mortgaged, if necessary).

In 2006 and 2005, the Company’s cash flow from operations was approximately $388,314 and $283,000, respectively, less than that required to fund the scheduled retirement (principal and interest) of the Company’s existing long-term notes payable.

The Company believes it has the ability to obtain additional short term financing, should it become necessary.

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

ITEM 7.                                                     FINANCIAL STATEMENTS

The following consolidated financial statements of Security Land & Development Corporation and Subsidiaries are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Security Land and Development

  Corporation and Subsidiaries

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation and Subsidiaries (“the Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, retained earnings and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated balance sheets as of September 30, 2006 and 2005 and the related consolidated statements of operations, retained earnings and cash flows for the years then ended, present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliot Davis, LLC

December 11, 2006

Augusta, Georgia

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,228	$5,180
Receivables from tenants	82,044	56,522
Prepaid property taxes	17,576	—
Income taxes receivable	122,397	—

Total current assets	241,245	61,702

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,435,100	4,774,220
Land and improvements held for investment or development	371,786	2,161,630

	6,806,886	6,935,850

OTHER ASSETS	38,156	40,406

	$7,086,287	$7,037,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$375,406	$171,137
Income taxes payable	—	34,149
Current maturities of notes payable	319,465	290,713
Current maturities of deferred revenue	24,652	49,652
Line of credit	183,100	—
Advances payable to stockholders	500	16,672

Total current liabilities	903,123	562,323

LONG-TERM LIABILITIES
Notes payable, less current portion	2,547,225	2,864,583
Deferred income taxes	455,507	395,032
Deferred revenue, less current portion	188,983	213,635

Total long-term liabilities	3,191,715	3,473,250

Total liabilities	4,094,838	4,035,573

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,133,922	2,144,858

	2,991,449	3,002,385

	$7,086,287	$7,037,958

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Years Ended
	September 30,
	2006	2005

RENT REVENUE	$873,085	$821,474

OPERATING EXPENSES
Depreciation and amortization	131,214	133,526
Property taxes	135,124	117,812
Payroll and related costs	323,485	68,129
Insurance and utilities	40,232	41,832
Repairs and maintenance	26,850	24,313
Professional services	32,457	23,987
Other	4,485	4,667

	693,847	414,266

Operating income	179,238	407,208

OTHER INCOME (EXPENSE)
Interest	(241,377)	(258,051)
Other income	25	65

	(241,352)	(257,986)

Income (loss) before income taxes	(62,114)	149,222

INCOME TAXES PROVISION (BENEFIT)
Current	(111,653)	49,683
Deferred	60,475	5,854

	(51,178)	55,537

Net income (loss)	(10,936)	93,685

RETAINED EARNINGS, BEGINNING OF YEAR	2,144,858	2,051,173

RETAINED EARNINGS, END OF YEAR	$2,133,922	$2,144,858

PER SHARE DATA
Net income (loss) per common share	$(0.01)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(10,936)	$93,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131,214	133,526
Deferred income taxes	60,475	5,854
Changes in deferred and accrued amounts:
Receivables from tenants	(25,522)	(3,182)
Prepaid property taxes	(17,576)	—
Income taxes receivable	(122,397)	—
Accounts payable and accrued expenses	204,269	60,794
Income taxes payable	(34,149)	(50,317)
Deferred income	(49,652)	348

Net cash provided by operating activities	135,726	240,708

INVESTING ACTIVITIES
Purchases of, and improvements to, investment properties	—	(19,248)

FINANCING ACTIVITIES
Advances from (repayments to) stockholders, net	(16,172)	(78,828)
Proceeds from line of credit	183,100	—
Proceeds from notes payable	—	110,125
Principal payments on notes payable	(288,606)	(259,125)

Net cash used in financing activities	(121,678)	(227,828)

Net increase (decrease) in cash and cash equivalents	14,048	(6,368)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,180	11,548

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,228	$5,180

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$244,289	$255,775

Cash paid for income taxes	$24,822	$100,000

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

Royal Palms Motel, Inc., a wholly owned subsidiary of Security Land and Development Corporation, is a holding company for a parcel of land in Richmond County, Georgia.  During 2004, the Company organized, as its sole member, SLDC, LLC, a Georgia limited liability company.  SLDC, LLC was organized by the Company to hold title to certain real estate that the Company plans to develop.

During 2006 and 2005, substantially all operating revenues and operating expenses were related to real estate leasing.  A substantial portion of rent revenues are earned from one investment property, a commercial retail center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia (“National Plaza”).  National Plaza provided approximately 79% and 91% of gross rent revenue in 2006 and 2005, respectively.  Approximately 81% of National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200.  National Plaza comprises approximately 59% of the Investment Properties for Lease, net of Accumulated Depreciation.

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

Revenue recognition

Rent revenue is recognized over the term of the related lease agreements, as it is earned, in accordance with the terms of the related lease agreements. During 2006, the Company entered into a long-term ground lease with a major national tenant (see Note 2 - Investment Properties).  At September 30, 2006, the property is under development and the Company is recognizing rents during the development period on a straight line basis over the development period.

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

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements.  Receivables are carried at original invoice amount.  Management estimates an allowance for doubtful accounts by regularly evaluating individual tenant receivables and considering the collectability of balances due based on each tenant’s financial condition, credit history, and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recognized in income when received.  The Company has determined that no allowance for uncollectible accounts is required at September 30, 2006 and 2005.

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method.  Lease commissions, net of accumulated amortization, of $38,156 and $40,406 at September 30, 2006 and 2005, respectively, are included in Other Assets in the accompanying financial statements.

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

Net income per common share

Net income per common share is calculated on the basis of the weighted average number of shares outstanding.  The Company has no stock option plans, or other instruments resulting in earnings per share dilution.  For 2006 and 2005 the weighted average number of shares outstanding was 5,247,107.  Therefore, only basic net income per common share is presented.

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

Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the State of Georgia.  In 2006 and 2005, approximately 79% and 91%, respectively of the Company’s revenues were earned from one of the Company’s investment properties, National Plaza.  Approximately 81% of National Plaza is leased to one tenant, a regional food supermarket.

The majority of the Company’s receivables from tenants at September 30, 2006 and 2005 were receivable from one tenant, the regional food supermarket that leases property at National Plaza.

The Company places its cash and cash equivalents with high quality financial institutions. At times the Company’s cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation (FDIC) limits.

NOTE 2 – INVESTMENT PROPERTIES

Investment properties leased or held for lease

Investment properties leased or held for lease to others under operating leases consist of the following at September 30:

	2006	2005

National Plaza building, land and improvements	$5,136,296	$5,136,296
Commercial land and improvements	2,535,588	788,887

	7,671,884	5,925,183
Less accumulated depreciation	(1,370,843)	(1,287,736)

	6,301,041	4,637,447
Residential rental property	145,847	145,847
Less accumulated depreciation	(11,788)	(9,074)

Investment properties for lease, net of accumulated depreciation	$6,435,100	$4,774,220

Depreciation expense totaled $128,964 and $131,276, in 2006 and 2005 respectively.

Approximately 81% of National Plaza is leased to a regional food supermarket.  The lease requires minimum annual rental payments of $463,200, expires in 2015 and is renewable for a total of an additional twenty years at substantially similar lease terms.  The lease provides for the supermarket to pay for interior maintenance and utilities and property taxes on a proportional basis.

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2006 and 2005, the supermarket did not achieve this sales level.

In construction of National Plaza, the supermarket contributed approximately $493,000 to the cost of the construction.  The Company recorded the $493,000 as deferred revenue and is recognizing $24,652 as revenue annually using the straight-line method over the twenty-year life of the lease with the supermarket.

In 2003, the Company entered into a 20-year ground lease arrangement on an outparcel of National Plaza.  The ground lease provides for minimum rent of $45,000 annually, for the first 10 years of the lease.  The minimum rent increases by approximately 10% after year 10 and then again after year 15 of the ground lease.  Other lease agreements at National Plaza range in terms from month-to-month to five years.

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on the approximately 18 acres of land in Columbia County, Georgia.  The agreement requires monthly rental payments of $20,833 during the development period which is expected to be complete by December 31, 2006.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes.

Prior to entering in to the long-term ground lease, the Company leased space in a commercial office building located on 4.61 acres of land (a portion of the approximately 18 acres under the long-term ground lease) on Old Evans Road in Evans, Georgia.  At September 30, 2005, the tenant leases for suites at this office building were short-term.  The tenants vacated during the year ended September 30, 2006 and the building was subsequently demolished in accordance with the terms of the long-term ground lease and the carrying amount of the building was reclassified to the Company’s carrying amount in the land.  Upon signing the long-term ground lease in May 2006, the Company also reclassified 12.77 acres in Columbia County previously held for investment or future development to investment properties for lease.

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2007	$1,023,257
2008	1,084,659
2009	1,063,805
2010	1,051,671
2011	1,032,032
Thereafter	10,706,784

$15,962,208

Land and improvements held for investment or development

The Company also holds for investment or future development approximately 85 acres of land in south Richmond County and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company’s National Plaza investment property.  The aggregate cost of these investment properties held for investment or development was $371,786 and $2,161,630 at September 30, 2006 and 2005, respectively.  The decrease in 2006 is a result of the Company reclassifying property held for investment or development to property leased as discussed above.

NOTE 3 – LINE OF CREDIT

The Company entered into a line of credit agreement with a regional financial institution in June 2006.  The line of credit provides for a maximum principal amount of $501,100 and bears interest at the Prime rate (8.25% at September 30, 2006).  The line of credit is secured by the Company’s long-term ground lease on the approximately 18 acres of land in Columbia County, Georgia.  At September 30, 2006 the Company had $183,100 outstanding on the line of credit which matures in June 2007.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at September 30:

	2006	2005
A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$2,697,649	$2,903,903

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,251, including interest, through December 2006, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate (8.25% at September 30, 2006). The note, which is dated December 2003, is a refinancing of the prior year note, which matured in November 2003.	45,277	79,677

A note payable to a regional financial institution, collateralized by the Company’s residential rental property. The note is payable in monthly installments of $1,332, including interest, through June 2008, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%. The note, which is dated June 2005, is a refinancing of the prior year note, which matured in June 2005.	77,403	88,134

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,454, including interest, through November 2007, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%.	46,361	83,582

	2,866,690	3,155,296
Less current maturities	(319,465)	(290,713)

	$2,547,225	$2,864,583

Aggregate maturities of the long-term portion of notes payable are as follows at September 30, 2006:

2008	$313,884
2009	261,017
2010	282,330
2011	305,385
2012	330,321
Thereafter	1,054,288

$2,547,225

All interest incurred for 2006 and 2005 was expensed by the Company.

NOTE 5 – INCOME TAXES

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences and carryforwards that give rise to the deferred tax liability are as follows as of September 30:

	2006	2005
Deferred income tax liabilities:
Basis in Investment Properties	$455,507	$395,032

Taxable gains deferred by the Company in prior years through qualified tax-free exchanges totaled approximately $973,000.  These deferred gains for tax reporting comprise a substantial portion of the Company’s deferred income tax liabilities as of September 30, 2006 and 2005, net of the effects of depreciation.

The provision for income taxes is as follows:

	For the years ended
	September 30,
	2006	2005
Current	$(111,653)	$49,683
Deferred	60,475	5,854

	$(51,178)	$55,537

The provision (benefit) for income taxes for the years ended September 30, 2006 and 2005, differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2006	2005
Computed expected tax expense (benefit)	$(21,740)	$52,228
Increase (decrease) in taxes resulting from:

Effects of differing tax rates on temporary differences related to:
Loss on demolition of building	(34,890)	—
Deferred revenue	3,631	3,631
Other	1,821	(322)

	$(51,178)	$55,537

NOTE 6 – ADVANCES PAYABLE TO STOCKHOLDERS

Two board members, T. Greenlee Flanagin and Robert M. Flanagin, advanced money to the Company in 2004.  The Company did not execute an agreement for repayment of the advances and, thus, the advances were considered to be payable on demand.  During 2005, Robert Flanagin was repaid his advance at a rate materially consistent with market rates and the Company reduced the amount due to Greenlee Flanagin.  During 2006, T. Greenlee Flanagin and Robert Flanagin advanced the Company money when cash was needed.  Robert Flanagin was repaid his advance made during 2006 with interest at a rate materially consistent with market rates.  T. Greenlee Flanagan was repaid his advances made in 2006 as well as advances made in prior years plus a portion of interest consistent with market rates.  At September 30, 2006 and 2005, the rate was 10.25% and 9.9%, respectively.  At September 30, 2006, interest of $3,393 is payable to T. Greenlee Flanagin.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company purchases insurance from A.H.S. Insurance & Associates, of which, M. David Alalof, a member of the Company’s Board of Directors, is President and CEO.  The Company’s Board of Directors believe that the insurance prices obtained from AHS Insurance & Associates were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

See also Note 6 – Advances Payable to Stockholders.

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d—15(e)) as of September 30, 2006, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were effective as of September 30, 2006.

In 2004, our Board of Directors selected two members, M. David Alalof and Gregory B. Scurlock, of the Board of Directors to serve on an audit committee.  These two members of the Board of Directors were selected, in part, because they are not related to the Flanagin Family Group (See Item 11. Security Ownership of Certain Beneficial Owners and Management).  Prior to 2004, the full Board of Directors fulfilled the capacities of an audit committee.  There were no other significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NAME, AGE AND POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr.	Pharmacist and store owner of Hill Drug Company and past
58 - Chairman of Board of Directors since 1983;	manager of Revco Drug Store, Inc.
Member of Board since 1983; brother of President.

T. Greenlee Flanagin	Licensed real estate agent
57 - President and CEO since 1983; member of
Board since 1983; brother of Chairman of Board.

M. David Alalof	President and CEO of A.H.S., Inc., an insurance concern
64 - member of Board since 1977.	Chairman of the State Personnel Board of Georgia

John C. Bell, Jr.	Attorney at Law
58 - Vice President; Member of Board since 1983.

Gregory B. Scurlock	Vice President, First Bank of Georgia, Augusta, GA
58 - Secretary/Treasurer; member of Board since 1983.	Former Senior Vice President, Wachovia Bank, Augusta, GA

Robert M. Flanagin	Licensed real estate agent
48 - Member of Board since 1987.
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2006 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

Gregory B. Scurlock and M. David Alalof serve on the Company’s audit committee, both also serve on the Board of Directors and are experienced in financial matters.  The audit committee members are independent of management of the Company.

ITEM 10.                    EXECUTIVE COMPENSATION

The table below shows the compensation (including bonuses) of the Chief Executive Officer for the three most recent fiscal years.  T. Greenlee Flanagin was the only executive officer whose compensation exceeded $100,000.

NAME	COMPENSATION	DATE

T. Greenlee Flanagin	$234,476	September 30, 2006
T. Greenlee Flanagin	37,349	September 30, 2005
T. Greenlee Flanagin	34,032	September 30, 2004

Bonuses were awarded in 2006 to the following officers and directors:

T. Greenlee Flanagin	$200,000

W. Stewart Flanagin, Jr.	$30,000

M. David Alalof	$25,000

John C. Bell, Jr.	$5,000

Gregory B. Scurlock	$5,000

Robert M. Flanagin	$5,000

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2006 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.

The Company does not have a stock option plan and no stock or options were awarded to executives as compensation in the past 3 years.

Each Director of the Company receives compensation of $100 per Director’s meeting for services performed as a Director.

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2006 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

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

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2006, by Directors and executive officers:

NAME OF BENEFICIAL OWNER	ADDRESS	COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS

W. Stewart Flanagin, Jr.	1117 Glenn Avenue	487,114	9.3
	Augusta, GA 30904

T. Greenlee Flanagin	3326 Wheeler Road	544,743	10.4
	Augusta, GA 30903

M. David Alalof	P.O. Box 15637	76,360	1.5
	Augusta, GA 30909

John C. Bell, Jr.	P.O. Box 1547	330,865	6.3
	Augusta, GA 30903

Gregory B. Scurlock	1203 Reid Road	500	0.1
	Augusta, GA 30909

Robert M. Flanagin	2002 Wrightsboro Road	523,147	10.0
	Augusta, GA 30904

All Directors and officers as a group consisting of six individuals.		1,962,729	37.4

The Flanagin Family Group and all Directors and Officers as a group beneficially own 2,668,128 common shares which is approximately 51% of the Company’s 5,247,107 shares of common stock outstanding.

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

Two board members, T. Greenlee Flanagin and Robert M. Flanagin, advanced the Company money when cash was needed during 2006.  The Company did not execute an agreement for repayment of the advances.  Robert M. Flanagin was repaid his advance made during 2006 with interest at a rate materially consistent with market rates.  T. Greenlee Flanagan was repaid his advances made in 2006 as well as advances made in prior years plus a portion of interest consistent with market rates.  At September 30, 2006, interest of $3,393 is payable to Greenlee.

ITEM 13.                      EXHIBITS

a)              Exhibits required by Item 601 of Regulation S-B.

EXHIBIT NUMBER	DESCRIPTION

11	Computation of Earnings Per Share

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer

32.1	Section 906 Certification of T. Greenlee Flanagin

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The accounting fees charged to, or expected to be charge to, the Company by Elliott Davis, LLC related to the Company’s fiscal years ended September 30, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2006	2005
(i) Audit Fees	$16,500	$15,000

(ii) Audit Related Fees	$6,850	$5,800

(iii) Tax Fees	$1,950	$1,800

(iv) All Other Fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION
(Registrant)

/s/ T. Greenlee Flanagin	December 29, 2006
T. GREENLEE FLANAGIN	(Date)
President
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.

/s/ W. Stewart Flanagin, Jr.	December 29, 2006
W. STEWART FLANAGIN, JR.	(Date)
Chairman of Board

/s/ M. David Alalof	December 29, 2006
M. DAVID ALALOF	(Date)
Director

/s/ Gregory B. Scurlock	December 29, 2006
GREGORY B. SCURLOCK	(Date)
Director and Secretary-Treasurer