Form 10QSB
period 2006-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2007-02-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒                              Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2006
Common Stock, $0.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:    YES  ☐    NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARIES
Form 10-QSB
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,312	$19,228
Receivables from tenants	700	82,044
Prepaid property taxes	—	17,576
Earnest money	15,000	—
Income taxes receivable	122,397	122,397

Total current assets	224,409	241,245

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,404,056	6,435,100
Land and improvements held for investment or development	371,786	371,786

	6,775,842	6,806,886

OTHER ASSETS	37,593	38,156

	$7,037,844	$7,086,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$128,072	$375,406
Income tax payable	30,335	—
Current maturities of notes payable	276,289	319,465
Current maturities of deferred revenue	24,652	24,652
Line of credit	422,891	183,100
Advances payable to stockholders	—	500

Total current liabilities	882,239	903,123

LONG-TERM LIABILITIES
Notes payable, less current portion	2,478,381	2,547,225
Deferred income taxes	455,507	455,507
Deferred revenue, less current portion	182,820	188,983

Total long-term liabilities	3,116,708	3,191,715

Total liabilities	3,998,947	4,094,838

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,181,370	2,133,922

	3,038,897	2,991,449

	$7,037,844	$7,086,287

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Three Months Ended December 31,
	2006	2005

RENT REVENUE	$232,153	$174,981

OPERATING EXPENSES
Depreciation and amortization	31,607	33,382
Property taxes	21,588	31,377
Payroll and related costs	14,295	15,766
Insurance and utilities	8,471	9,567
Repairs and maintenance	4,500	5,581
Professional services	13,618	19,383
Other	1,056	475

	95,135	115,531

Operating income	137,018	59,450

OTHER EXPENSE
Interest	59,235	61,559

Income (loss) before income taxes	77,783	(2,109)

INCOME TAXES	30,335	—

Net income (loss)	47,448	(2,109)

RETAINED EARNINGS, BEGINNING OF PERIOD	2,133,922	2,144,858

RETAINED EARNINGS, END OF PERIOD	$2,181,370	$2,142,749

PER SHARE DATA
Net income (loss) per common share - basic	$0.01	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$47,448	$(2,109)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	31,607	33,382
Changes in deferred and accrued amounts:	(139,242)	(28,268)

Net cash (used in) provided by operating activities	(60,187)	3,005

FINANCING ACTIVITIES
(Repayments to) advances from stockholders, net	(500)	65,758
Proceeds from line of credit, net	239,791	—
Principal payments on notes payable	(112,020)	(69,900)

Net cash provided by (used in) financing activities	127,271	(4,142)

Net increase (decrease) in cash and cash equivalents	67,084	(1,137)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,228	5,180

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,312	$4,043

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$59,235	$61,559

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-KSB for the year ended September 30, 2006 when reviewing interim financial statements.

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

Note 2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2006 and September 30, 2006:

	December 31, 2006	September 30, 2006

National Plaza building, land and improvements	$5,136,296	$5,136,296
Commercial land and improvements	2,535,588	2,535,588

	7,671,884	7,671,884
Less accumulated depreciation	(1,401,208)	(1,370,843)

	6,270,676	6,301,041
Residential rental property	145,847	145,847
Less accumulated depreciation	(12,467)	(11,788)

Investment properties for lease, net of accumulated depreciation	$6,404,056	$6,435,100

Depreciation expense totaled $128,964 for the year ended September 30, 2006.  Depreciation expense totaled $31,044 and $32,819, respectively, for the three month period ended December 31, 2006 and 2005, respectively.

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on the approximately 18 acres of land in Columbia County, Georgia.  The agreement requires monthly rental payments $20,833 during the development period which is expected to be complete by January 2007.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes.

Note 2 — Investment Properties, Continued

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

The Company also holds several parcels of land for investment or development purposes.  Such investment properties include 84.4 acres of land in south Richmond County, Georgia.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2006 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 — Line of Credit

The Company entered into a line of credit agreement with a regional financial institution in June 2006.  The line of credit provides for a maximum principal amount of $501,100 and bears interest at the Prime rate (8.25% at December 31, 2006).  The line of credit is secured by the Company’s long-term ground lease on the approximately 18 acres of land in Columbia County, Georgia.  At December 31, 2006 and September 30, 2006, the Company had $422,891 and $183,100, respectively, outstanding on the line of credit which matures in June 2007.

Note 4 — Notes Payable

Notes payable consisted of the following at:

	December 31, 2006	September 30, 2006
A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$2,643,506	$2,697,649
A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note was payable in monthly installments of $3,251, including interest, through December 2006, with the note’s then remaining principal balance paid in a lump-sum. The note had an interest rate of Prime (8.25% at December 31, 2006). The note, which was dated December 2003, was a refinancing of a prior note, which matured in November 2003.	—	45,277
A note payable to a regional financial institution, collateralized by the Company’s residential rental property. The note is payable in monthly installments of $1,332, including interest, through June 2008, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%. The note, which is dated June 2005, is a refinancing of a prior note, which matured in June 2005.	74,344	77,403

Note 4 — Notes Payable, Continued

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,454, including interest, through November 2007, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%.	36,820	46,361

	2,754,670	2,866,690
Less current maturities	(276,289)	(319,465)

	$2,478,381	$2,547,225

Note 5 — Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia.  Approximately 73% of the Company’s revenues are earned from one of the Company’s investment properties, National Plaza.  The anchor tenant, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  This regional food supermarket is the anchor tenant of National Plaza.  The Company generates approximately 54% of its revenues though its lease with Publix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies:

Management of the Company has identified the following as critical accounting policies:

-                    Estimates of useful lives of investment properties for purposes of depreciation.

-                    Evaluation of long-lived investment assets for impairment.

-                    Estimates of income tax rates applicable to deferred taxes.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2006 for further information regarding its critical accounting policies

Results of Operations:

The Company’s results of operations for the three months ended December 31, 2006, and a comparative analysis of the same period for 2005 are presented below:

			Increase (Decrease) 2006 compared to 2005
	2006	2005	Amount	Percent

Rent revenue	$232,153	$174,981	$57,172	33%
Operating expenses	95,135	115,531	(20,396)	(18)%
Interest expense	59,235	61,559	(2,324)	(4)%
Net income (loss)	47,448	(2,109)	45,339	2150%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.  Rent revenue increased in 2006 primarily due to the  Company earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia beginning in the 3rd Quarter of 2006.  The Company is receiving $20,833 in monthly rent until the expiration of the development period, which is January 2007, at which time the Company will begin receiving $41,677 a month.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2006 for further information regarding the properties owned and their lease terms.

Total operating expenses for the three months ended December 31, 2006 decreased compared with the same period for 2005.  There was a decrease in a number of expenses including property taxes.  Property taxes are levied on a calendar year basis in Richmond and Columbia Counties.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the current period is comparable to 2005 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2006 when considering a decrease in the Company’s outstanding debt.

Income tax expense for the three month period ended December 31, 2006 is comparable with the same period in 2005, when considering the increase in the Company’s income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2006 was 25%.   The ratio was 27% at September 30, 2006.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company, including the increased rents from the ground lease of the approximately 18 acres in Columbia County, Georgia, and appreciation in investment properties (which can be sold or mortgaged, if necessary).  The Company continues to pursue additional sources of rent revenue and to evaluate opportunities to reduce operating costs.  The Company has the ability to obtain additional short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
(b)	No reports on Form 8-K were filed during the three months ended December 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	February 14, 2007

	T. Greenlee Flanagin	Date
President
Chief Executive Officer