Form 10QSB
period 2007-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2007-05-11
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒                              Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock, $0.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:    YES  ☐    NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARIES
Form 10-QSB
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$80,079	$19,228
Receivable from tenants	42,408	82,044
Prepaid property taxes	—	17,576
Earnest money and prepaid loan fees	80,000	—
Income taxes receivable	104,848	122,397
Total current assets	307,335	241,245

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,373,012	6,435,100
Land and improvements held for investment or development	371,786	371,786
	6,744,798	6,806,886
OTHER ASSETS	37,031	38,156
	$7,089,164	$7,086,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$82,800	$375,406
Income taxes payable	78,223	—
Current portion of notes payable	276,289	319,465
Current portion of deferred income	24,652	24,652
Line of credit	419,890	183,100
Advances payable to stockholders	—	500
Total current liabilities	881,854	903,123

LONG-TERM LIABILITIES
Notes payable, less current portion	2,410,484	2,547,225
Deferred income taxes	460,642	455,507
Deferred income, less current portion	176,657	188,983
Total long-term liabilities	3,047,783	3,191,715
Total liabilities	3,929,637	4,094,838

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,302,000	2,133,922
	3,159,527	2,991,449
	$7,089,164	$7,086,287

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month Period Ended March 31,		For the Six Month Period Ended March 31,
	2007	2006	2007	2006
RENT REVENUE	$338,194	$187,949	$570,347	$362,930

OPERATING EXPENSES
Depreciation and amortization	31,607	33,381	63,214	66,763
Property taxes	34,500	31,840	56,088	63,217
Payroll and related costs	15,170	10,547	29,465	26,313
Insurance and utilities	9,119	8,749	17,590	18,316
Repairs and maintenance	6,900	5,089	11,400	10,670
Professional services	8,751	967	22,369	20,350
Other	300	172	1,356	647
	106,347	90,745	201,482	206,276
Operating income	231,847	97,204	368,865	156,654
OTHER EXPENSE
Interest	(56,825)	(59,118)	(116,060)	(120,677)
Income before income taxes	175,022	38,086	252,805	35,977
INCOME TAXES	54,392	—	84,727	—
Net income	120,630	38,086	168,078	35,977
RETAINED EARNINGS, BEGINNING OF PERIOD	2,181,370	2,142,749	2,133,922	2,144,858
RETAINED EARNINGS, END OF PERIOD	$2,302,000	$2,180,835	$2,302,000	$2,180,835
PER SHARE DATA
Net income per common share	$0.02	$0.01	$0.03	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month Period Ended March 31,		For the Six Month Period Ended March 31,
	2007	2006	2007	2006
OPERATING ACTIVITIES
Net income	$120,630	$38,086	$168,078	$35,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,607	33,381	63,214	66,763
Changes in deferred and accrued amounts	(87,573)	17,112	(226,815)	(11,156)
Net cash provided by operating activities	64,664	88,579	4,477	91,584
FINANCING ACTIVITIES
(Repayments to) advances from stockholders, net	—	(13,215)	(500)	52,543
Proceeds from (repayments to) line of credit, net	(3,000)	—	236,791	—
Principal payments on notes payable	(67,897)	(72,062)	(179,917)	(141,962)
Net cash used in (provided by) financing activities	(70,897)	(85,277)	56,374	(89,419)
Net increase (decrease) in cash and cash equivalents	(6,233)	3,302	60,851	2,165
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,312	4,043	19,228	5,180
CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,079	$7,345	$80,079	$7,345
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$56,825	$59,118	$116,060	$120,677
Cash paid for income taxes	$—	$13,247	$—	$13,247

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

Note 2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at March 31, 2007 and September 30, 2006:

	March 31,	September 30,
	2007	2006

National Plaza building, land and improvements	$5,136,296	$5,136,296
Commercial rental buildings, land and improvements	2,535,588	2,535,588

	7,671,884	7,671,884
Less accumulated depreciation	(1,431,573)	(1,370,843)

	6,240,311	6,301,041
Residential rental property	145,847	145,847
Less accumulated depreciation	(13,146)	(11,788)

Investment properties for lease, net of accumulated depreciation	$6,373,012	$6,435,100

Depreciation expense totaled $128,964 for the year ended September 30, 2006.  Depreciation expense totaled $62,088 and $65,638, respectively, for the six month period ended March 31, 2007 and 2006.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

Note 2 — Investment Properties, Continued

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on the approximately 18 acres of land in Columbia County, Georgia.  The agreement required monthly rental payments of $20,833 during the development period which was completed in January 2007.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes.

The Company also holds several parcels of land for investment or development purposes.  Such investment properties include 84.4 acres of land in south Richmond County, Georgia.

 Refer to the Company’s Form 10-KSB for the year ended September 30, 2006 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 — Notes Payable

Notes payable consisted of the following at:

	March 31, 2007	September 30, 2006
A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$2,588,290	$2,697,649
A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,251, including interest, through December 2006, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate (8.25% at September 30, 2006). The note, which is dated December 2003, is a refinancing of a prior note, which matured in November 2003.	—	45,277
A note payable to a regional financial institution, collateralized by the Company’s residential rental property. The note is payable in monthly installments of $1,332, including interest, through June 2008, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%. The note, which is dated June 2005, is a refinancing of a prior note, which matured in June 2005.	69,173	77,403
A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,454, including interest, through November 2007, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%.	29,310	46,361

	2,686,773	2,866,690
Less current maturities	(276,289)	(319,465)

	$2,410,484	$2,547,225

Note 4 — Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia.  Approximately 55% of the Company’s revenues are earned from one of the Company’s investment properties, National Plaza.  The anchor tenant, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  This regional food supermarket is the anchor tenant of National Plaza.  The Company generates approximately 40% of its revenues though its lease with Publix.  Approximately 44% of the Company’s revenues are earned from the long-term ground lease with a major national tenant and its developer on the approximately 18 acres of land in Columbia County, Georgia.

Note 5 — Subsequent Events

On April 20, 2007, the Company entered into a $3,000,000 note agreement with an insurance company.  The note is collateralized with the approximately 18 acres of land in Columbia County, Georgia and an assignment of the long-term ground lease.  The note is payable in monthly installments of $21,234, including interest through May 1, 2027, and bears interest at a fixed rate of 5.85%.  On April 26, 2007, the Company used the note proceeds to purchase approximately 14 acres of land in North Augusta, South Carolina and subsequently paid-off the line of credit and the two notes payable to a regional financial institution.  The land was purchased by a new formed, wholly owned subsidiary, SLDC2, LLC.

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

Refer to the Company’s Form 10-KSB for the year ended September 30, 2006 for further information regarding its critical accounting policies

Results of Operations:

The Company’s results of operations for the six month period ended March 31, 2007, and a comparative analysis of the same period for 2006 are presented below:

			Increase (Decrease) 2007 compared to 2006
	2007	2006	Amount	Percent
Rent revenue	$570,347	$362,930	$207,417	57%
Operating expenses	201,482	206,276	(4,794)	(2)%
Interest expense	116,060	120,677	(4,617)	(4)%
Net income	168,078	35,977	131,101	465%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia.  The Company also earns rent revenue from a ground lease with an auto-repair service operation on an outparcel of National Plaza.  Rent revenue increased from 2006 to 2007 primarily due to the Company earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia beginning in the 3rd Quarter of 2006.  The Company received $20,833 in monthly rent until the expiration of the development period which was in January 2007, at which time the Company began receiving $41,677 a month.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2006 for further information regarding the properties owned and lease terms.

Total operating expenses for the six months ended March 31, 2007 is consistent with the same period for 2006.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the present six month period.

Interest expense for the current period is comparable to 2006 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2006.

Income tax expense increased for the six months ended March 31, 2007 compared with the same period for 2006.  The income tax expense for the six months ended March 31, 2006 was offset by a reduction in the Company’s current tax liability.  Thus, for the six month’s ended March 31, 2006, no income tax expense is reported.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at March 31, 2007 was 35%.   The ratio was 27% at September 30, 2006.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).  The Company continues to pursue additional sources of rent revenue and to evaluate opportunities to reduce operating costs.  The Company has the ability to obtain additional short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three month period and six month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three months ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION
(Registrant)

By:	/s/ T. Greenlee Flanagin	May 9, 2007

	T. Greenlee Flanagin	Date
President
Chief Executive Officer