Form 10QSB
period 2007-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2007-08-13
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒                              Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Stock, $0.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:    YES  ☐    NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARIES
Form 10-QSB
Index

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	September 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$456,778	$19,228
Receivable from tenants	80,084	82,044
Prepaid property taxes	—	17,576
Income taxes receivable	32,620	122,397

Total current assets	569,482	241,245

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,341,968	6,435,100
Land and improvements held for investment or development	2,552,032	371,786
	8,894,000	6,806,886
LOAN FEES AND OTHER ASSETS, NET	101,627	38,156

	$9,565,109	$7,086,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$120,834	$375,406
Current portion of notes payable	318,492	319,465
Current portion of deferred income	24,652	24,652
Line of credit	—	183,100
Advances payable to stockholders	—	500

Total current liabilities	463,978	903,123

LONG-TERM LIABILITIES
Notes payable, less current portion	5,206,878	2,547,225
Deferred income taxes	463,867	455,507
Deferred income, less current portion	170,494	188,983

Total long-term liabilities	5,841,239	3,191,715

Total liabilities	6,305,217	4,094,838

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,402,365	2,133,922
	3,259,892	2,991,449
	$9,565,109	$7,086,287

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June 30,
	2007	2006	2007	2006
RENT REVENUE	$335,647	$222,492	$905,994	$585,422

OPERATING EXPENSES
Depreciation and amortization	31,948	33,382	95,162	100,145
Property taxes	33,101	31,750	89,189	94,967
Payroll and related costs	19,912	13,269	49,377	39,582
Insurance and utilities	13,745	13,807	31,335	32,123
Repairs and maintenance	5,486	10,712	16,886	21,382
Professional services	3,423	9,518	25,792	29,868
Other	1,116	3,047	2,472	3,694
	108,731	115,485	310,213	321,761

Operating income	226,916	107,007	595,781	263,661

OTHER EXPENSE
Interest, net	(78,214)	(59,890)	(194,274)	(180,567)

Income before income taxes	148,702	47,117	401,507	83,094

INCOME TAXES	48,337	23,379	133,064	23,379

Net income	100,365	23,738	268,443	59,715

RETAINED EARNINGS, BEGINNING OF PERIOD	2,302,000	2,180,835	2,133,922	2,144,858

RETAINED EARNINGS, END OF PERIOD	$2,402,365	$2,204,573	$2,402,365	$2,204,573

PER SHARE DATA
Net income per common share	$0.02	$0.00	$0.05	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June 30,
	2007	2006	2007	2006
OPERATING ACTIVITIES
Net income	$100,365	$23,738	$268,443	$59,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,948	33,382	95,162	100,145
Changes in deferred and accrued amounts	71,426	(58,313)	(155,388)	(69,469)
Net cash provided by (used in) operating activities	203,739	(1,193)	208,217	90,391

INVESTING ACTIVITIES
Purchase of land	(2,180,247)	—	(2,180,247)	—

FINANCING ACTIVITIES
Repayments to stockholders, net of advances	—	(60,765)	(500)	(8,222)
Proceeds from (repayments to) line of credit, net	(419,890)	133,100	(183,100)	133,100
Payment of debt issuance costs	(65,500)	—	(65,500)	—
Proceeds from notes payable	3,000,000	—	3,000,000	—
Principal payments on notes payable	(161,403)	(73,284)	(341,320)	(215,246)

Net cash provided by (used in) financing activities	2,353,207	(949)	2,409,580	(90,368)

Net increase (decrease) in cash and cash equivalents	376,699	(2,142)	437,550	23

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,079	7,345	19,228	5,180

CASH AND CASH EQUIVALENTS, END OF PERIOD	$456,778	$5,203	$456,778	$5,203

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$81,056	$59,890	$197,116	$180,567

Cash paid for income taxes	$160,000	$10,744	$160,000	$23,991

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note 1 — Basis of Presentation and Critical Accounting Policies

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-KSB for the year ended September 30, 2006, and the Form 8-K dated April 20, 2007, when reviewing interim financial statements.

The financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The consolidated financial statements include the accounts of Security Land and Development Corporation and its three wholly owned subsidiaries, Royal Palms Motel, Inc., SLDC, LLC, and SLDC2, LLC (described on a consolidated basis as the “Company”).  Significant intercompany transactions and accounts are eliminated in consolidation.

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

Note 2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at June 30, 2007 and September 30, 2006:

	June 30,	September 30,
	2007	2006
National Plaza building, land and improvements	$5,136,296	$5,136,296
Commercial rental buildings, land and improvements	2,535,588	2,535,588

	7,671,884	7,671,884
Less accumulated depreciation	(1,461,938)	(1,370,843)

	6,209,946	6,301,041
Residential rental property	145,847	145,847
Less accumulated depreciation	(13,825)	(11,788)

Investment properties for lease, net of accumulated depreciation	$6,341,968	$6,435,100

Depreciation expense totaled $128,964 for the year ended September 30, 2006.  Depreciation expense totaled $93,132 and $98,457, respectively, for the nine month period ended June 30, 2007 and 2006.  Depreciation expensed totaled $31,044 and $32,819, respectively, for the three month period ended June 30, 2007 and 2006.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on the approximately 18 acres of land in Columbia County, Georgia.  The agreement required monthly rental payments of $20,833 during the development period which was completed in January 2007.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. The Company is recognizing rents on a straight line basis over the lease term.

The Company also holds several parcels of land for investment or development purposes, including 14 acres of land in North Augusta, South Carolina, purchased in April 2007 for $2,180,246, and 84.4 acres of land in south Richmond County, Georgia.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2006, and the Form 8-K dated April 20, 2007, for further information on operating lease agreements and land held for investment or development purposes.

Note 3 — Notes Payable

Notes payable consisted of the following at:

	June 30,	September 30,
	2007	2006
A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$2,531,980	$2,697,649

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $21,234, including interest, through May 1, 2027, and bears interest of a fixed rate of 5.85%.	2,993,390	—

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note was payable in monthly installments of $3,251, including interest, through December 2006, with the note’s then remaining principal balance payable in a lump-sum. The note bore interest at the Prime rate (8.25% at September 30, 2006). The note, which was dated December 2003, was a refinancing of a prior note, which matured in November 2003.	—	45,277

A note payable to a regional financial institution, collateralized by the Company’s residential rental property. The note was payable in monthly installments of $1,332, including interest, through June 2008, with the note’s then remaining principal balance payable in a lump-sum. The note bore interest at a fixed rate of 6.25%. The note, which was dated June 2005, was a refinancing of a prior note, which matured in June 2005.	—	77,403

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note was payable in monthly installments of $3,454, including interest, through November 2007, with the note’s then remaining principal balance payable in a lump-sum. The note bore interest at a fixed rate of 6.25%.	—	46,361
	5,525,370	2,866,690
Less current maturities	(318,492)	(319,465)

	$5,206,878	$2,547,225

In April 2006, the Company used the proceeds from the note payable with an insurance company to pay off the line of credit and notes payable to a regional financial institution.

Note 4 — Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in North Augusta, South Carolina.  Approximately 55% of the Company’s revenues are earned from one of the Company’s investment properties, National Plaza.  The anchor tenant, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  This regional food supermarket is the anchor tenant of National Plaza.  The Company generates approximately 40% of its revenues though its lease with Publix.  Approximately 44% of the Company’s revenues are earned from the long-term ground lease with a major national tenant and its developer on the approximately 18 acres of land in Columbia County, Georgia.

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

Refer to the Company’s Form 10-KSB for the year ended September 30, 2006 for further information regarding its critical accounting policies

Results of Operations:

The Company’s results of operations for the nine month period ended June 30, 2007, and a comparative analysis of the same period for 2006 are presented below:

			Increase (Decrease)
			2007 compared to
			2006
	2007	2006	Amount	Percent
Rent revenue	$905,994	$585,422	$320,572	55%
Operating expenses	310,213	321,761	(11,548)	(4)%
Interest expense	194,274	180,567	13,707	7%
Income tax expense	133,064	23,379	109,685	569%
Net income	268,443	59,715	208,728	450%

In 2006, rent revenue consisted primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia.  The Company also earns rent revenue from a ground lease with an auto-repair service operation on an outparcel of National Plaza.  Rent revenue increased from 2006 to 2007 primarily due to the Company earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia beginning in the 3rd Quarter of 2006.  The Company received $20,833 in monthly rent until the expiration of the development period which was in January 2007, at which time the Company began receiving $41,677 a month.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2006 for further information regarding the properties owned and lease terms.

Total operating expenses for the nine months ended June 30, 2007 is consistent with the same period for 2006.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the present three month period.

When considering an increase in the Company’s outstanding debt, interest expense for the current period is comparable to 2006 and, on an annualized basis, is comparable to the Company’s interest expense for the fiscal year ended September 30, 2006.

The increase in income tax expense for the nine months ended June 30, 2007, compared with the same period of 2006, is consistent with the increase in net income.  The Company’s income tax expense for the nine months ended June 30, 2007 and 2006 was 33% and 28% of pretax income, respectively.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at June 30, 2007 was 123%.   The ratio was 27% at September 30, 2006.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).  The Company continues to pursue additional sources of rent revenue and to evaluate opportunities to reduce operating costs.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three month period and nine month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Form 8-K was filed April 20, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION
(Registrant)

By:	/s/ T. Greenlee Flanagin	August 10, 2007

	T. Greenlee Flanagin	Date
President
Chief Executive Officer