Form 10KSB/A
period 2006-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2007-08-24
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A

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

EXHIBIT NUMBER		DESCRIPTION

	11	Computation of Earnings Per Share

	21	Subsidiaries of the Registrant

*	31.1	Certification of Chief Executive Officer

*	32.1	Section 906 Certification of T. Greenlee Flanagin

*       Filed herewith.

27

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION
(Registrant)

/s/ T. Greenlee Flanagin	August 23, 2007
T. GREENLEE FLANAGIN	(Date)
President
Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.

/s/ W. Stewart Flanagin, Jr.	August 23, 2007
W. STEWART FLANAGIN, JR.	(Date)
Chairman of Board

/s/ M. David Alalof	August 23, 2007
M. DAVID ALALOF	(Date)
Director

/s/ Gregory B. Scurlock	August 23, 2007
GREGORY B. SCURLOCK	(Date)
Director and Secretary-Treasurer

29