Form 10KSB
period 2007-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2007-12-26
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2007

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

YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

The registrant’s total revenues for the fiscal year ended September 30, 2007 were $1,355,986.

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I.

ITEM 1.                  DESCRIPTION OF BUSINESS

Security Land and Development Corporation (the “Company”) was organized and incorporated in Georgia in 1970.  The Company, including its wholly owned subsidiaries, the Royal Palms Motel, Inc., SLDC, LLC, and SLDC2, LLC has developed two (2) primary business activities, these activities being (1) the acquisition of undeveloped land for investment purposes and sale at a future date or development of the land and sale after developed and, (2) the acquisition or development of income producing properties for investment purposes and income from leasing activities.  The Company’s principal office and activities are in Augusta, Georgia and North Augusta, South Carolina.

The Company’s primary development and income producing activities are:

1.

Retail strip center on 15.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”). Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. (“Publix”) and is operated as a retail food supermarket. The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants. At September 30, 2007, approximately 6,500 square feet of this remaining space was leased.

2.	An outparcel of the National Plaza that is 0.89 acres and is leased commercially under a 20-year ground-lease to an auto-repair service operation.

3.	Long-term ground lease on approximately 18 acres in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive.

4.	Residential Property on Stanley Drive, currently for lease as a single-family residence. During 2006 this property was rented but became vacant in June of 2007.

The Company owns certain other properties that are more fully described in Item 2, “Description of Property.”

In January of 2007 construction of the Evans Ground Lease was completed and the Company began collecting full monthly rent.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the Evans Ground Lease represented 44% and 17% of the Company’s total gross rent revenue for the years ended September 30, 2007 and 2006. The Company also expects the new long-term ground lease in Evans, Georgia to provide a substantial portion of the Company’s revenue from leasing in future years.  Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995.  The National Plaza represents approximately 58% of the Company’s net leased assets at September 30, 2007.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the lease with Publix Supermarkets, Inc. represented 40% and 67% of the Company’s total gross rent revenue for the years ended September 30, 2007 and 2006.  Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing.   See Item 2, “Description of Property” for additional information related to these properties and the lease agreements.

The Company owns additional undeveloped land in and around the Augusta, Georgia area that is being held for investment purposes. Management of the Company believes that the market value of the property owned is greater than its carrying value. The Company presently has three part-time employees, all of whom are officers and/or stockholders of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns developed and undeveloped real estate in several locations in the State of Georgia and one undeveloped parcel in North Augusta, South Carolina.  There are no limitations on the percentage of assets which may be invested in any one property or type of property.  The Company acquires various properties for investment purposes and for leasing activities.

The Company currently owns the following properties in fee simple interest:

1.               Retail strip center on approximately 15.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”).

2.               An outparcel of the National Plaza of 0.89 acres that is frontage property to Washington Road in Augusta, Georgia.

3.               Approximately 18 acres of developed land in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive.

4.               84.4 undeveloped acres in south Richmond County, Georgia.

5.               A 0.85 acre lot on Lumpkin Road in Augusta, Georgia.

6.               Approximately 1.1 acres of undeveloped land held for investment purposes on Washington Road in Augusta, Georgia.

7.               Approximately .43 acres with a residential structure on Stanley Drive in Augusta, Georgia.

8.               Approximately 14.57 acres of undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.

Description of real estate and operating data:

The Company holds approximately 12.77 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road.  The land was purchased in five transactions.  Initially, the Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest held by two individuals, one of which is a principal stockholder and member of the Board of Directors.  In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest.  One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company.  The aggregate purchase price of the land was $522,846.  A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described.  The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals.  The purchase price of the land was $371,970.  In a fourth transaction, the Company purchased for $342,122 an additional 1.03 acres on Old Evans Road in Evans, Georgia that adjoins the above described properties.  And in the fifth and final transaction in 2004, the Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels from a member of the Board of Directors.  The cost of the parcel acquired in 2004, was $467,874.  The Company’s net book value of the investment properties acquired in these five transactions of $1,789,843, including the cost of improvements thereon, is approximately 18% of the Company’s total assets.  The Company has a Federal tax basis in the investment property of approximately $1,128,500.  The Company signed a long-term ground lease for the development of Lowe’s on this property as well as the 4.61 acres during 2006. The Company began earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia during the 3rd Quarter of 2006.  The Company received $20,833 in monthly rent until the January 2007 expiration of the development period.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. A note payable to an insurance company is collateralized with the property and an assignment of the long-term ground lease.  The note is payable in monthly installments of $21,234, including interest, through May 1, 2027, and bears interest of a fixed rate of 5.85%.  The balance of the loan was $2,973,370 at September 30, 2007.  Property taxes paid on this property and the 4.61 acres described above in 2007 totaled $144,280.

The Company’s net book value of National Plaza, $3,643,992 at September 30, 2007, amounts to approximately 38% of the Company’s total assets at September 30, 2007.

Construction of the National Plaza was completed in May 1995.  National Plaza has 69,000 square feet of available lease space.  National Plaza was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose.  The Company has leased 56,000 square feet to Publix Supermarkets, Inc., which, as National Plaza’s anchor tenant, operates a retail food supermarket.  The Company, as lessor, has a twenty-year lease agreement with Publix.  The lease became effective May 15, 1995.  The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this Publix store’s annual gross sales in excess of approximately $37 million.  For the Company’s years ended September 30, 2007 and 2006, the supermarket had not achieved this sales level.  The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix.  For 2007, this reimbursement was approximately $53,662. At the lessee’s option the lease may be extended in five-year increments for an additional twenty years on substantially the same lease terms.  As part of the lease agreement, Publix contributed approximately $493,000 to the construction of National Plaza.  The Company capitalized this contribution and is recognizing the related revenue over the twenty-year life of the lease.

The Company financed National Plaza with a $4,300,000 loan, with interest that is fixed at 7.875%.  Annual principal and interest payments total $427,596.  The balance of the loan was $2,474,553 at September 30, 2007.  The loan matures in June 2015 and is scheduled to be fully amortized at that time.  The loan is secured with a mortgage interest in National Plaza and an assignment of lease payments (rent) from the property.  The property is located on Washington Road in Augusta, Georgia.  Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company’s tenants.  The Company’s operation of National Plaza is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants.  The Company competes with other retail strip centers in the area to maintain stable occupancy.  Management of the Company believes that the location and visibility of National Plaza provides for favorable conditions for maintaining occupancy.  At September 30, 2007, the Company had leased 50% of the 13,000 square feet not leased to Publix.  These individual leases have terms ranging from monthly renewal to five years, with monthly lease payments ranging from $1,000 to $1,787.  Following is selected statistical information regarding National Plaza at September 30, 2007:

Occupancy rate - 91%	(Publix is the only tenant to occupy 10% or more of the leasable square feet.)

Effective rental rates –

	Square Feet	Rental Per
	Leased	Square Foot

Publix Supermarkets, Inc.	56,000	$8.25
Other tenants	6,500	13.50

The principal business of the other tenants currently includes a nail salon, take-out restaurant, stock brokerage office and other similar small business operations.

A schedule of lease expirations at National Plaza for each of the next ten years, beginning with the Company’s year-end September 30, 2008 is presented below (does not include potential extensions or ground leases on outparcels).

		Total area in		Percentage of
	Number of	square feet	Annual rental	gross annual
Year ending	tenants whose	covered by	Represented by	rental represented
September 30,	leases will expire	expiring leases	expiring leases	by expiring leases

2008	1	1,300	20,150	1.5%
2009	—	—	—	—
2010	1	1,300	17,333	1.3%
2011	2	2,600	35,701	2.7%
2012	—	—	—	—
2013 – 2017	—	—	—	—

The percentage of gross annual rental represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve-month fiscal period.  The Company currently does not have plans for significant renovations or improvements to National Plaza.

The Company’s Federal tax basis in National Plaza at September 30, 2007, excluding land and before accumulated depreciation is approximately $4,340,000.  Federal tax basis accumulated depreciation is approximately $1,953,511.  Property taxes on the National Plaza totaled $81,194 in 2007.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia.  The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of approximately $511,726 and with approximately $250,000 of proceeds from a note payable.  The office building was demolished during 2006.  The Company’s net book value in this property is approximately $745,746 at September 30, 2007.  For tax purposes, the Company recognized a loss of $236,859 on the demolition of the building in 2006.  The Company’s Federal tax basis in the property is approximately $197,071 at September 30, 2007.  There is no outstanding debt on this property at September 30, 2007.  Prior to the demolition, the property, excluding land cost, was being depreciated for financial reporting purposes using the straight-line method over 39 years.  The property adjoins the 12.77 acres of land in Evans, Georgia.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia.  At September 30, 2006 the property was collateral for a 6.25% note, the balance of this note was paid off in full with a portion of the Principal note that was taken out in 2007.  The property was purchased for approximately $145,800.  The property is located adjacent to several properties held by the Company.  The location of this property may enhance the appreciation and future marketability of the property.  The Company’s Federal tax basis in the property was approximately $129,004.  Property taxes paid on this property in 2007 totaled $3,483.

During 2007 the Company purchased approximately 14.57 acres of undeveloped land for $2,339,678 held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.  At September 30, 2007 there is no outstanding debt on the property.

No other property owned by the Company at September 30, 2007, had a book value amounting to 10% or more of the total assets of the Company.

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

No dividends have been declared or paid during the two years ending September 30, 2007.  The Company has no restrictions that currently, or that may reasonably be expected to, limit materially the amount of dividends paid.

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

Critical Accounting Policies:

Estimates of Useful Lives of Investment Properties for Purposes of Depreciation

Management has estimated the useful lives of investment properties, except for land, that are leased, and Company management utilizes the straight-line method to compute depreciation over the estimated useful lives of the investment properties.  Actual depreciation of investment properties will vary from management’s estimates, and the value of investment properties is more directly impacted by market conditions and the physical condition of the investment properties.

Evaluation of Long-Lived Assets for Impairment

Company management evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of investment properties may not be recoverable.  In evaluating recoverability, Company management generally estimates future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is recognized when the expected future cash flows of the asset are less than the carrying amount.

Estimates of Income Tax Rates Applicable to Deferred Taxes

Company management has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets.  Company management has estimated deferred income tax liabilities of $467,091 at September 30, 2007.  Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Results of Operations:

			Increase (Decrease)
			2007 compared to
			2006
	2007	2006	Amount	Percent

Rent revenue	$1,320,791	$873,085	$447,706	52%
Operating expenses	502,841	693,847	(191,006)	(28)%
Interest expense	301,086	241,377	59,709	25%
Net income (loss)	352,765	(10,936)	363,701	3226%

			Increase (Decrease)
			2006 compared to
			2005
	2006	2005	Amount	Percent

Rent revenue	$873,085	$821,474	$51,611	6%
Operating expenses	693,847	414,266	279,581	67%
Interest expense	241,377	258,051	(16,674)	(7)%
Net income (loss)	(10,936)	93,685	(104,621)	(112)%

Rent revenue from leasing activities is provided by the following properties:

	2007	2006	2005

National Plaza	$694,707	$691,583	$744,605
Outparcel at National Plaza	45,000	45,000	45,000
Evans	574,784	128,102	23,469
Other	6,300	8,400	8,400

	$1,320,791	$873,085	$821,474

Years Ended September 30, 2007 and 2006

National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the investment property’s anchor tenant.  See Item 2, “Description of Property” for additional information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 50% leased as of the period ending September 30, 2007 and 2006.  Attempts are being made to lease the vacant space.  Also see Item 2, “Description of Property” for effective rental rates and lease expirations related to this property.

Rent revenue from Publix and National Plaza remained relatively consistent compared with the prior years’ amounts after consideration given to two tenants vacating during 2006.  In May 2006 the Company entered into a long-term ground lease with Lowes, a national home improvement retailer, with a portion of total monthly rent due during the construction period, which was completed in January 2007. Thus, in January 2007, the Company began collecting full monthly rent, resulting in increased revenues for 2007.  See Item 2, “Description of Property” for additional information.  Management expects both of the above two lease arrangements to continue to provide a substantial portion of the Company’s revenues.

Operating expenses decreased $191,006 (28%) from 2006.  The decrease is mainly due to bonuses awarded during 2006 of $270,000 in recognition of the signing of the long-term ground lease in Evans, Georgia.  No similar bonuses were awarded in 2007    Company management expects operating expenses for 2008 to be relatively consistent with 2007.

Company management believes it has the ability to obtain additional short term financing, should it become necessary.

Company management expects interest expense for the year ending September 30, 2008 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

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

Liquidity and Sources of Capital:

The percentage of current assets to current liabilities was 95% at September 30, 2007, and was 27% at September 30, 2006.  This increase in the current year is due to a decrease in director’s compensation payable at September 30, 2007 as compared to September 30, 2006, as noted above.  Management of the Company expects future liquidity needs of the Company to be funded from the increase in operating revenue with the long-term ground lease and appreciation in investment properties (which can be sold or mortgaged, if necessary).

In 2007 and 2006, the Company’s cash flow from operations was approximately $369,692 and $388,314, respectively, less than that required to fund the scheduled retirement (principal and interest) of the Company’s existing long-term notes payable.

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

ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of Security Land & Development Corporation and Subsidiaries are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Security Land and Development

  Corporation and Subsidiaries

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation and Subsidiaries (“the Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, retained earnings and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated balance sheets as of September 30, 2007 and 2006 and the related consolidated statements of operations, retained earnings and cash flows for the years then ended, present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

December 20, 2007

Augusta, Georgia

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$347,024	$19,228
Receivables from tenants	156,879	82,044
Prepaid property taxes	20,088	17,576
Income taxes receivable	—	122,397

Total current assets	523,991	241,245

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,310,924	6,435,100
Land and improvements held for investment or development	2,711,464	371,786

	9,022,388	6,806,886

OTHER ASSETS	104,041	38,156

	$9,650,420	$7,086,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$171,656	$375,406
Income taxes payable	30,553	—
Current maturities of notes payable	324,283	319,465
Current maturities of deferred revenue	24,652	24,652
Line of credit	—	183,100
Advances payable to stockholders	—	500

Total current liabilities	551,144	903,123

LONG-TERM LIABILITIES
Notes payable, less current portion	5,123,640	2,547,225
Deferred income taxes	467,091	455,507
Deferred revenue, less current portion	164,331	188,983

Total long-term liabilities	5,755,062	3,191,715

Total liabilities	6,306,206	4,094,838

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,486,687	2,133,922

	3,344,214	2,991,449

	$9,650,420	$7,086,287

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Years Ended
	September 30,
	2007	2006

RENT REVENUE	$1,320,791	$873,085

OPERATING EXPENSES
Depreciation and amortization	127,791	131,214
Property taxes	202,593	135,124
Payroll and related costs	67,077	323,485
Insurance and utilities	44,990	40,232
Repairs and maintenance	22,238	26,850
Professional services	33,925	32,457
Other	4,227	4,485

	502,841	693,847

Operating income	817,950	179,238

OTHER INCOME (EXPENSE)
Interest	(301,086)	(241,377)
Other income	35,195	25

	(265,891)	(241,352)

Income (loss) before income taxes	552,059	(62,114)

INCOME TAXES PROVISION (BENEFIT)
Current	187,710	(111,653)
Deferred	11,584	60,475

	199,294	(51,178)

Net income (loss)	352,765	(10,936)

RETAINED EARNINGS, BEGINNING OF YEAR	2,133,922	2,144,858

RETAINED EARNINGS, END OF YEAR	$2,486,687	$2,133,922

PER SHARE DATA
Net income (loss) per common share	$0.07	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$352,765	$(10,936)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127,791	131,214
Deferred income taxes	11,584	60,475
Changes in deferred and accrued amounts:
Receivables from tenants	(74,835)	(25,522)
Prepaid property taxes	(2,512)	(17,576)
Income taxes receivable	122,397	(122,397)
Accounts payable and accrued expenses	(203,750)	204,269
Income taxes payable	30,553	(34,149)
Deferred income	(24,652)	(49,652)

Net cash provided by operating activities	339,341	135,726

INVESTING ACTIVITIES
Purchases of, and improvements to, investment properties	(2,339,678)	—

FINANCING ACTIVITIES
Repayments to stockholders, net	(500)	(16,172)
Proceeds from (repayments to) line of credit	(183,100)	183,100
Payment of loan issuance costs	(69,500)
Proceeds from notes payable	3,000,000	—
Principal payments on notes payable	(418,767)	(288,606)

Net cash provided by (used in) financing activities	2,328,133	(121,678)

Net increase in cash and cash equivalents	327,796	14,048

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,228	5,180

CASH AND CASH EQUIVALENTS, END OF YEAR	$347,024	$19,228

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$290,266	$244,289

Cash paid for income taxes	$160,000	$24,822

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Business activities

Security Land and Development Corporation (“the Company”) is engaged in the acquisition of developed and undeveloped real estate to be held for investment purposes or to be developed and leased as income producing property.  Substantially all investment properties held and leased by the Company are located within the State of Georgia, in Richmond and Columbia counties and in North Augusta, South Carolina.

Royal Palms Motel, Inc., a wholly owned subsidiary of Security Land and Development Corporation, is a holding company for a parcel of land in Richmond County, Georgia.  During 2004, the Company organized, as its sole member, SLDC, LLC, a Georgia limited liability company. During 2007, the Company organized, as its sole member, SLDC2, LLC, a Georgia limited liability company. SLDC, LLC and SLDC2, LLC were organized by the Company to hold title to certain real estate that the Company plans to develop.

During 2007 and 2006, substantially all operating revenues and operating expenses were related to real estate leasing.  A substantial portion of rent revenues are earned from two investment properties, a commercial retail center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia (“National Plaza”) and the Evans Ground Lease on Washington Road in Evans, Georgia (“Evans Ground Lease”). National Plaza provided approximately 52% and 79% of gross rent revenue in 2007 and 2006, respectively.  Approximately 81% of National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200.  National Plaza comprises approximately 58% of the asset Investment Properties for Lease, net of Accumulated Depreciation.  The Evans Ground Lease provided approximately 44% and 15% of gross rental revenue in 2007 and 2006 respectively.  This property, leased to a national home improvement retailer, earned rents totaling $466,575 and $99,461 in 2007 and 2006, respectively.  The Evans Ground Lease comprises approximately 40% of investment properties held for lease, net, by the Company at September 30, 2007.

Basis of presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of Security Land and Development Corporation and its wholly owned subsidiaries, Royal Palms Motel, Inc., SLDC, LLC, and SLDC2, LLC (described on a consolidated basis as the “Company”).  All intercompany transactions and accounts are eliminated in consolidation.

Use of estimates

The consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue recognition

Rent revenue is recognized on a straight-line basis over the term of the related lease agreements.  In 2006, the Evans Ground Lease revenues included reduced amounts during the development period which ceased in January 2007.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount. The Company measures the impairment loss as the amount by which the asset’s carrying amount exceeds the fair value of the asset. At September 30, 2007 and 2006, the Company believes that none of its long-lived assets are impaired.

Cash and cash equivalents

For purposes of reporting cash flows, the Company considers financial instruments of a demand nature to be cash equivalents.

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements.  Receivables are carried at original invoice amount.  Management estimates an allowance for doubtful accounts by regularly evaluating individual tenant receivables and considering the collectability of balances due based on each tenant’s financial condition, credit history, and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recognized in income when received.  The Company has determined that no allowance for uncollectible accounts is required at September 30, 2007 and 2006.

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method.  Lease commissions, net of accumulated amortization, of $35,906 and $38,156 at September 30, 2007 and 2006, respectively, are included in Other Assets in the accompanying financial statements.

Loan Fees

Loan fees are capitalized and amortized over the term of the loan using the straight-line method.  Principal loan fees, net of accumulated amortization, were $68,135 at September 2007, no such fees existed during 2006.  Principal loan fees are included in Other Assets in the accompanying financial statements.

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

Net income per common share

Net income per common share is calculated on the basis of the weighted average number of shares outstanding.  The Company has no stock option plans, or other instruments resulting in earnings per share dilution.  For 2007 and 2006 the weighted average number of shares outstanding was 5,247,107.  Therefore, only basic net income per common share is presented.

Recently issued accounting standards

Accounting standards that have been issued or proposed by the Public Company Accounting Oversight Board (“PCAOB”) and Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company in 2008 and is not expected to have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for the Company in 2008. The Company is currently evaluating the impact of FIN No. 48 on its financial position, results of operations or cash flows.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulleting No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach.  The Company has analyzed SAB No. 108 and determined that upon adoption it had no impact on the reported results of operations or financial conditions.

Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the State of Georgia, and in North Augusta, South Carolina.  In 2007 and 2006, approximately 52% and 79%, respectively of the Company’s revenues were earned from National Plaza.  Approximately 81% of National Plaza is leased to one tenant, a regional food supermarket.  Approximately 44% and 15% of the Company’s revenues in 2007 and 2006, respectively, were earned from the Evans Ground Lease, which is 100% leased to a major national home improvement retailer.

The majority of the Company’s receivables from tenants at September 30, 2007 and 2006 were receivable from two tenants, the regional food supermarket that leases property at National Plaza, and the major national home improvement retailer under the Evans Ground Lease.

The Company places its cash and cash equivalents with high quality financial institutions. At times the Company’s cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation (FDIC) limits.

NOTE 2 – INVESTMENT PROPERTIES

Investment properties leased or held for lease

Investment properties leased or held for lease to others under operating leases consist of the following at September 30:

	2007	2006

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,535,588	2,535,588
Commercial land and improvements	2,711,464	371,786
	10,383,348	8,043,670

Less accumulated depreciation	(1,492,303)	(1,370,843)
	8,891,045	6,672,827

Residential rental property	145,847	145,847
Less accumulated depreciation	(14,504)	(11,788)
	131,343	134,059

Investment properties for lease, net of accumulated depreciation	$9,022,388	$6,806,886

Depreciation expense totaled $124,176 and $128,964, in 2007 and 2006 respectively.

Approximately 81% of National Plaza is leased to a regional food supermarket.  The lease requires minimum annual rental payments of $463,200, expires in 2015 and is renewable for a total of an additional twenty years at substantially similar lease terms.  The lease provides for the supermarket to pay for interior maintenance and utilities and property taxes on a proportional basis.

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2007 and 2006, the supermarket did not achieve this gross sales level.

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

The Company entered into a long-term ground lease with a major national home improvement retailer tenant and its developer in May 2006 on the approximately 18 acres of land in Columbia County, Georgia.  The agreement required monthly rental payments of $20,833 during the development period, which was completed in January of 2007.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes.

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

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2008	$1,084,659
2009	1,063,805
2010	1,051,671
2011	1,032,032
2012	1,028,967
Thereafter	9,679,798

$14,940,932

Land and improvements held for investment or development

The Company also holds for investment or future development approximately 14.57 acres of undeveloped commercial land in North Augusta, South Carolina, purchased in 2007.  The Company also owns approximately 85 acres of land in south Richmond County and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company’s National Plaza investment property.  The aggregate cost of these investment properties held for investment or development was $2,711,464 and $371,786 at September 30, 2007 and 2006, respectively.

NOTE 3 – LINE OF CREDIT

The Company entered into a line of credit agreement with a regional financial institution in June 2006.  The line of credit provides for a maximum principal amount of $501,100 and bears interest at the Prime rate (7.75% at September 30, 2007).  The line of credit is secured by the Company’s long-term ground lease on the approximately 18 acres of land in Columbia County, Georgia.  At September 30, 2006 the Company had $183,100 outstanding on the line of credit, which the Company paid off in June of 2007. The Company has no balance outstanding related to the line of credit at September 30, 2007.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at September 30:

	2007	2006
A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$2,474,553	$2,697,649

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $21,234, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%. A portion of the proceeds from the loan was used to pay off other notes payable outstanding.	2,973,370

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,251, including interest, through December 2006, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at the Prime rate (8.25% at September 30, 2006). The note, which is dated December 2003, is a refinancing of the prior year note, which matured in November 2003. In 2007 the balance of this loan was paid off with a portion of the proceeds from the new note collateralized by the land in Columbia County, Georgia noted above.

	—	45,277

A note payable to a regional financial institution, collateralized by the Company’s residential rental property. The note is payable in monthly installments of $1,332, including interest, through June 2008, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%. The note, which is dated June 2005, is a refinancing of the prior year note, which matured in June 2005. In 2007 the balance of this loan was paid off with a portion of the proceeds from the new note collateralized by the land in Columbia County, Georgia noted above.	—	77,403

A note payable to a regional financial institution, collateralized with property held by the Company in Richmond County, Georgia. The note is payable in monthly installments of $3,454, including interest, through November 2007, with the note’s then remaining principal balance payable in a lump-sum. The note bears interest at a fixed rate of 6.25%. In 2007 the balance of this loan was paid off with a portion of the proceeds from the new note collateralized by the land in Columbia County, Georgia noted above.	—	46,361
	5,447,923	2,866,690
Less current maturities	(324,283)	(319,465)

	$5,123,640	$2,547,225

Aggregate maturities of notes payable are as follows at September 30, 2007:

2008	$324,384
2009	349,081
2010	375,687
2011	404,351
2012	435,234
Thereafter	3,559,186

$5,447,923

All interest incurred for 2007 and 2006 was expensed by the Company.

NOTE 5 – INCOME TAXES

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences and carryforwards that give rise to the deferred tax liability are as follows as of September 30:

	2007	2006
Deferred income tax liabilities:
Basis in Investment Properties	$467,091	$455,507

Taxable gains deferred by the Company in prior years through qualified tax-free like-kind exchanges totaled approximately $973,000.  These deferred gains for tax reporting comprise a substantial portion of the Company’s deferred income tax liabilities as of September 30, 2007 and 2006, net of the effects of depreciation.

The provision for income taxes is as follows:

	For the years ended
	September 30,
	2007	2006
Current	$187,710	$(111,653)
Deferred	11,584	60,475

	$199,294	$(51,178)

The provision (benefit) for income taxes for the years ended September 30, 2007 and 2006, differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

	2007	2006
Computed expected tax expense (benefit) Increase (decrease) in taxes resulting from:	$209,562	$(21,740)

Effects of differing tax rates on temporary differences related to:
Loss on demolition of building	—	(34,890)
Deferred revenue	(8,520)	3,631
Other	(1,748)	1,821

	$199,294	$(51,178)

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

In 2007 the Company paid a real estate commission to All Stars Real Estate with which Robert M. Flanagin, a member of the Board of Directors, is affiliated.

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d–15(e)) as of September 30, 2007, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were effective as of September 30, 2007.

In 2004, our Board of Directors selected two members, M. David Alalof and Gregory B. Scurlock, of the Board of Directors to serve on our audit committee.  These two members of the Board of Directors were selected, in part, because they are not related to the Flanagin Family Group (See Item 11. Security Ownership of Certain Beneficial Owners and Management).  Prior to 2004, the full Board of Directors fulfilled the capacities of our audit committee.  There were no other significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NAME, AGE AND
POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr. 59- Chairman of Board of Directors since 1983; Member of Board since 1983; brother of President.	Pharmacist and store owner of Hill Drug Company and past manager of Revco Drug Store, Inc.

T. Greenlee Flanagin 58 - President and CEO since 1983; member of Board since 1983; brother of Chairman of Board.	Real estate agent

M. David Alalof 65 - member of Board since 1977.	President and CEO of A.H.S., Inc., an insurance company Chairman of the State Personnel Board of Georgia

John C. Bell, Jr. 59– Vice President; Member of Board since 1983.	Attorney at Law

Gregory B. Scurlock 59 - Secretary/Treasurer; member of Board since 1983.	Vice President, First Bank of Georgia, Augusta, GA Former Senior Vice President, Wachovia Bank, Augusta, GA

Robert M. Flanagin 50 - Member of Board since 1987. brother of President and Chairman.	Real estate agent

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2007 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

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

NAME	COMPENSATION	DATE

T. Greenlee Flanagin	$34,542	September 30, 2007
T. Greenlee Flanagin	$234,476	September 30, 2006
T. Greenlee Flanagin	37,349	September 30, 2005

No Bonuses were awarded during 2007 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.

Bonuses were awarded in 2006 to the following officers and directors:

T. Greenlee Flanagin	$200,000

W. Stewart Flanagin, Jr.	$30,000

M. David Alalof	$25,000

John C. Bell, Jr.	$5,000

Gregory B. Scurlock	$5,000

Robert M. Flanagin	$5,000

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2007 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.

The Company does not have a stock option plan and no stock or options were awarded to executives as compensation in the past 3 years.

Each Director of the Company receives compensation of $100 per Director’s meeting for services performed as a Director.

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2007 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

	NUMBER OF SHARES OF
NAME OF	COMMON STOCK	PERCENT OF
BENEFICIAL OWNER	BENEFICIALLY OWNED	CLASS

T. Greenlee Flanagin (1)	544,743	10.4
Robert Flanagin (1)	523,147	10.0
W. Stewart Flanagin, Jr. (1)	487,114	9.3
Ann Flanagin Smith (1)	411,604	7.8
John C. Bell, Jr.	372,565	7.1
T. Greenlee Flanagin, Jr. (1)	290,366	5.5

(1) Combined with the following, these individuals form the “Flanagin Family Group”:

Harriette Flanagin	3,429.1

The Flanagin Family Group owns 2,260,403 common shares, which is approximately 43% of the Company’s 5,247,107 shares of common stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2007, by Directors and executive officers:

NAME OF		COMMON STOCK
BENEFICIAL		BENEFICIALLY	PERCENT
OWNER	ADDRESS	OWNED	OF CLASS

W. Stewart Flanagin, Jr.	1117 Glenn Avenue	487,114	9.3
	Augusta, GA 30904

T. Greenlee Flanagin	3326 Wheeler Road	544,743	10.4
	Augusta, GA 30903

M. David Alalof	P.O. Box 15637	106,360	2.0
	Augusta, GA 30909

John C. Bell, Jr.	P.O. Box 1547	372,565	7.1
	Augusta, GA 30903

Gregory B. Scurlock	1203 Reid Road	500	0.1
	Augusta, GA 30909

Robert M. Flanagin	2002 Wrightsboro Road	523,147	10.0
	Augusta, GA 30904

All Directors and officers as a group consisting of six individuals.		2,034,429	38.77

The Flanagin Family Group and all Directors and Officers as a group beneficially own 2,739,828 common shares which is approximately 52% of the Company’s 5,247,107 shares of common stock outstanding.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company purchased insurance from A.H.S. Insurance & Associates, of which, M. David Alalof, Member of the Board of Directors, is President and CEO.  The Board of Directors believe that the insurance prices were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

The Company paid a real estate commission to All Stars Real Estate with which Robert M. Flanagin, Member of the Board of Directors, is affiliated.

ITEM 13.       EXHIBITS

a)              Exhibits required by Item 601 of Regulation S-B.

EXHIBIT
NUMBER	DESCRIPTION

11	Computation of Earnings Per Share

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer

32.1	Section 906 Certification of T. Greenlee Flanagin

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The accounting fees charged to, or expected to be charge to, the Company by Elliott Davis, LLC related to the Company’s fiscal years ended September 30, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2007	2006
(i)	Audit Fees	$16,500	$16,500

(ii)	Audit Related Fees	$7,891	$6,850

(iii)	Tax Fees	$2,050	$1,950

(iv)	All Other Fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION
(Registrant)

/s/ T. Greenlee Flanagin	December 20, 2007
T. GREENLEE FLANAGIN	(Date)
President
Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.

/s/ W. Stewart Flanagin, Jr.	December 20, 2007
W. STEWART FLANAGIN, JR.	(Date)
Chairman of Board

/s/ M. David Alalof	December 20, 2007
M. DAVID ALALOF	(Date)
Director

/s/ Gregory B. Scurlock	December 20, 2007
GREGORY B. SCURLOCK	(Date)
Director and Secretary-Treasurer