Form 10QSB
period 2007-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2008-02-13
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2007
Common Stock, $0.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:    YES  ☐    NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
		(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$404,584	$347,024
Receivables from tenants	42,796	156,879
Prepaid property taxes	—	20,088
Total current assets	447,380	523,991

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,279,880	6,310,924
Land and improvements held for investment or development	2,712,789	2,711,464

	8,992,669	9,022,388

OTHER ASSETS	102,609	104,041

	$9,542,658	$9,650,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$58,622	$171,656
Income taxes payable	41,803	30,553
Current maturities of notes payable	329,266	324,283
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	454,343	551,144

LONG-TERM LIABILITIES
Notes payable, less current portion	5,039,810	5,123,640
Deferred income taxes	470,090	467,091
Deferred revenue, less current portion	158,168	164,331

Total long–term liabilities	5,668,068	5,755,062

Total liabilities	6,122,411	6,306,206

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share;
30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid–in capital	332,816	332,816
Retained earnings	2,562,720	2,486,687

	3,420,247	3,344,214

	$9,542,658	$9,650,420

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Months Ended December 31,
	2007	2006

RENT REVENUE	$342,180	$232,153

OPERATING EXPENSES
Depreciation and amortization	32,476	31,607
Property taxes	57,674	21,588
Payroll and related costs	15,060	14,295
Insurance and utilities	9,477	8,471
Repairs and maintenance	7,391	4,500
Professional services	7,020	13,618
Other	806	1,056

	129,904	95,135

Operating income	212,276	137,018

OTHER EXPENSE
Interest	(87,808)	(59,235)

Income before income taxes	124,468	77,783

INCOME TAXES	48,435	30,335

Net income	76,033	47,448

RETAINED EARNINGS, BEGINNING OF PERIOD	2,486,687	2,133,922

RETAINED EARNINGS, END OF PERIOD	$2,562,720	$2,181,370

PER SHARE DATA
Net income per common share	$0.01	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,

	2007	2006
OPERATING ACTIVITIES
Net income	$76,033	$47,448
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,476	31,607
Changes in deferred and accrued amounts:	29,224	(139,242)

Net cash provided by (used in) operating activities	137,733	(60,187)

INVESTING ACTIVITIES
Purchases of, and improvements to, investment properties	(1,325)	—

FINANCING ACTIVITIES
Repayments to stockholders, net	—	(500)
Proceeds from line of credit	—	239,791
Principal payments on notes payable	(78,847)	(112,020)

Net cash provided by (used in) financing activities	(78,847)	127,271

Net increase in cash and cash equivalents	57,561	67,084

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	347,024	19,228

CASH AND CASH EQUIVALENTS, END OF PERIOD	$404,584	$86,312

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$91,755	$59,235

Cash paid for income taxes	$34,174	$—

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-KSB for the year ended September 30, 2007 when reviewing interim financial statements.

The consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The consolidated financial statements include the accounts of Security Land and Development Corporation and its three wholly owned subsidiaries, Royal Palms Motel, Inc., SLDC, LLC, and SLDC 2, LLC (described on a consolidated basis as the “Company”).  Significant intercompany transactions and accounts are eliminated in consolidation.

Critical Accounting Policies:

Estimates of Useful Lives of Investment Properties for Purposes of Depreciation

Management has estimated useful lives of investment properties, except for land, that are leased, and the Company utilizes the straight-line method to compute depreciation over the estimated useful lives of the investment properties.  Actual depreciation of investment properties will vary from management’s estimate, and the value of investment properties is more directly impacted by market conditions and the physical condition of the investment properties.

Evaluation of Long-Lived Assets for Impairment

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its investment properties may not be recoverable.  In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is recognized when the expected future cash flows of the asset are less than the carrying amount.

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

Refer to the Company’s Form 10-KSB for the year ended September 30, 2007 for further information regarding its critical accounting policies.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2007and eptember 30, 2007:

	December 31, 2007	September 30, 2007
		(audited)

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,535,588	2,535,588
Commercial land and improvements	2,712,789	2,711,464
	10,384,673	10,383,348

Less accumulated depreciation	(1,522,669)	(1,492,303)
	8,862,004	8,891,045

Residential rental property	145,847	145,847
Less accumulated depreciation	(15,182)	(14,504)
	130,665	131,343

Investment properties for lease, net of accumulated depreciation	$8,992,669	$9,022,388

Depreciation expense totaled $124,176 for the year ended September 30, 2007. Depreciation expense totaled $31,044 and $31,044 for the three month period ended December 31, 2007 and 2006.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia. Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

The Company entered into a long–term ground lease with a major national tenant and its developer in May 2006 on approximately 18 acres of land in Columbia County, Georgia. The agreement required monthly rental payments of $20,833 during the development period which was completed in January 2007. Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16. The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years. The lease provides for the tenant to pay for insurance and property taxes. The Company is recognizing rents on a straight line basis over the lease term.

The Company also holds several parcels of land for investment or development purposes, including 14.57 acres of land in North Augusta, South Carolina, purchased in April 2007 for $2,180,246, and 84.4 acres of land in south Richmond County, Georgia.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2007, for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable

Notes payable consisted of the following at:

	December 31,	September 30,
	2007	2007
		(audited)
A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	$2,415,989	$2,474,553
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long–term ground lease. The note is payable in monthly installments of $21,234, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,953,087	2,973,370
	5,369,076	5,447,923
Less current maturities	(329,266)	(324,283)

	$5,039,810	$5,123,640

Note 4 – Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in North Augusta, South Carolina. Approximately 100% of the Company’s revenues are earned from two of the Company’s investment properties, National Plaza, approx. 50%, and Evans Ground Lease, approx 50%. The anchor tenant for National Plaza is Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, which leases approximately 81% of the space at National Plaza. The Company generates approximately 37% of its revenues though its lease with Publix. Approximately 50% of the Company’s revenues are earned from the long-term ground lease with a major national tenant and its developer on the approximately 18 acres of land in Columbia County, Georgia.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the three months ended December 31, 2007, and a comparative analysis of the same period for 2006 are presented below:

			Increase 2007 compared to 2006

	2007	2006	Amount	Percent

Rent revenue	$342,180	$232,153	$110,027	47%
Operating expenses	129,904	95,135	34,769	37%
Interest expense	87,808	59,235	28,573	48%
Income tax expense	48,435	30,335	18,100	59%
Net income	76,033	47,448	28,585	60%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Company’s Evans Ground Lease in Evans Georgia. The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza. Rent revenue increased for the three months ended December 31 2007 primarily due to the completion of the development period of the long-term ground lease on the approximately 18 acres in Columbia County, Georgia in January 2007. Upon completion of the development period, in January 2007, the Company began earning full monthly revenue. During the development period the Company had been receiving $20,833 in monthly rent. Upon expiration of the development period, which was January 2007, the Company began receiving $41,677 in monthly rent.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2007 for further information regarding the properties owned and their lease terms.

Total operating expenses for the three months ended December 31, 2007 increased compared with the same period for 2006. There were increases in a number of expenses including property taxes and maintenance expense. Property taxes increased due to the purchase of the approximately 14.57 acres of land in North Augusta, South Carolina, in April 2007. Maintenance expense also increased slightly due to periodic maintenance on National Plaza. Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the current period increased compared to 2006 due to debt undertaken to procure the approximately 14.57 acres of land in North Augusta, South Carolina, purchased in April 2007. Management expects interest expense for the remainder of the current fiscal year to be comparable to the current operating period.

Income tax expense for the three month period ended December 31, 2007 increased primarily due to increased rent revenues related to the Evans Ground lease as noted above and the revenue increase’s impact on net income.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2007 was 98.5%. The ratio was 95% at September 30, 2007. Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company, including the increased rents from the ground lease of the approximately 18 acres in Columbia County, Georgia, and appreciation in investment properties (which can be sold or mortgaged, if necessary). The Company continues to pursue additional sources of rent revenue and to evaluate opportunities to reduce operating costs. The Company has the ability to obtain additional short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

Item 3. Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a–15. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer carried out the evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three months ended December 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	February 12, 2008

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer