Form 10QSB
period 2008-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2008-05-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $0.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:   YES  ☐   NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$357,406	$347,024
Receivables from tenants	103,589	156,879
Prepaid property taxes	—	20,088
Income taxes receivable	11,954	—

Total current assets	472,949	523,991

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,248,836	6,310,924
Land and improvements held for investment or development	2,799,313	2,711,464

	9,048,149	9,022,388

OTHER ASSETS	101,177	104,041

	$9,622,275	$9,650,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$107,661	$171,656
Income taxes payable	—	30,553
Current maturities of notes payable and line of credit	409,249	324,283
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	541,562	551,144

LONG-TERM LIABILITIES
Notes payable and line of credit, less current portion	4,956,389	5,123,640
Deferred income taxes	473,129	467,091
Deferred revenue, less current portion	152,005	164,331

Total long-term liabilities	5,581,523	5,755,062

Total liabilities	6,123,085	6,306,206

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,641,663	2,486,687

	3,499,190	3,344,214

	$9,622,275	$9,650,420

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2008	2007	2008	2007

RENT REVENUE	$360,620	$338,194	$702,800	$570,347

OPERATING EXPENSES
Depreciation and amortization	32,476	31,607	64,953	63,214
Property taxes	60,383	34,500	118,057	56,088
Payroll and related costs	16,256	15,170	31,315	29,465
Insurance and utilities	11,599	9,119	21,077	17,590
Repairs and maintenance	7,924	6,900	15,314	11,400
Professional services	17,341	8,751	24,361	22,369
Other	2,583	300	3,391	1,356

	148,562	106,347	278,468	201,482

Operating income	212,058	231,847	424,332	368,865

OTHER EXPENSE
Interest	(88,544)	(56,825)	(176,319)	(116,060)

Income before income taxes	123,514	175,022	248,013	252,805

INCOME TAXES	44,601	54,392	93,037	84,727

Net income	78,913	120,630	154,976	168,078

RETAINED EARNINGS, BEGINNING OF PERIOD	2,562,720	2,181,370	2,486,687	2,133,922

RETAINED EARNINGS, END OF PERIOD	$2,641,633	$2,302,000	$2,641,663	$2,302,000

PER SHARE DATA
Net income per common share	$0.02	$0.02	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2008	2007	2008	2007
OPERATING ACTIVITIES
Net income	$78,913	$120,630	$154,976	$168,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,476	31,607	64,953	63,214
Changes in deferred and accrued amounts:	(68,605)	(87,573)	(39,413)	(226,815)

Net cash provided by operating activities	42,784	64,664	180,516	4,477

INVESTING ACTIVITIES
Purchases of, and improvements to, investment properties	(86,524)	—	(87,849)	—

FINANCING ACTIVITIES
Repayments to stockholders, net	—	—	—	(500)
Proceeds from (repayments to) line of credit	1,934	(3,000)	1,934	236,791
Principal payments on notes payable, net of proceeds	(5,372)	(67,897)	(84,219)	(179,917)

Net cash (used in) financing activities	(3,438)	(70,897)	(82,285)	56,374

Net increase (decrease) in cash and cash equivalents	(47,178)	(6,233)	10,382	60,851

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	404,584	86,312	347,024	19,228

CASH AND CASH EQUIVALENTS, END OF PERIOD	$357,406	$80,079	$357,406	$80,079

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$92,197	$56,825	$183,952	$116,060

Cash paid for income taxes	$95,320	$—	$129,494	$—

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

Refer to the Company’s Form 10-KSB for the year ended September 30, 2007 for further information regarding its critical accounting policies

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
		(audited)

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,535,588	2,535,588
Commercial land and improvements	2,799,313	2,711,464
	10,471,197	10,383,348

Less accumulated depreciation	(1,553,034)	(1,492,303)
	8,918,163	8,891,045

Residential rental property	145,847	145,847
Less accumulated depreciation	(15,861)	(14,504)
	129,986	131,343

Investment properties for lease, net of accumulated depreciation	$9,048,149	$9,022,388

Depreciation expense totaled $124,176 for the year ended September 30, 2007.  Depreciation expense totaled $62,088 and $62,088, respectively, for the six-month period ended March 31, 2008 and 2007, respectively.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on approximately 18 acres of land in Columbia County, Georgia.  The agreement required monthly rental payments of $20,833 during the development period, which was completed in January 2007.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. The Company is recognizing rents on a straight-line basis over the lease term.

The Company also holds several parcels of land for investment or development purposes, including 14.57 acres of land in North Augusta, South Carolina, purchased in April 2007 for $2,180,246, and 84.4 acres of land in south Richmond County, Georgia.  In February 2008, the Company entered into a contract to purchase approx. 1 acre of land adjoining its North Augusta property.  The closing is scheduled for May 2008.  The contract required $10,000 of refundable earnest money from the buyer, which was paid in the second quarter of 2008.  The Company plans to finance the purchase through cash on hand and through drawing on a line of credit secured on March 21st, 2008 with a floating interest rate and a balance due on April 9th, 2009.  The line is secured by residential rental property owned in Richmond County, GA.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2007, for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable and Line of Credit

Notes payable consisted of the following at:

	March 31, 2008	September 30, 2007
		(audited)

Wachovia Short Term Note Payable drawn to procure site work on the North Augusta, South Carolina property during the second quarter of 2008. This loan is secured by an Auction Rate Security account held as part of the Company’s cash equivalents. The note bears interest at prime plus 2.125% (7.375% at March 31, 2008)	$75,000	$—

First Bank Line of Credit – A line of credit procured in March 2008 with a floating interest rate based on prime (5.25% at March 31, 2008) and payable in full in April 2009. The current balance relates to costs of closing the line of credit and the Company plans to draw against this line of credit to fund future land investment purchases and other development costs. The Line of Credit is secured by residential rental property owned in Richmond County, GA.	1,934	—

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	2,356,264	2,474,553

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $21,234, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%. A portion of the proceeds from the loan was used to pay off other notes payable outstanding.	2,932,440	2,973,370
	5,365,638	5,447,923
Less current maturities	(409,249)	(324,283)

	$4,956,389	$5,123,640

Note 4 – Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in North Augusta, South Carolina.  Approximately 100% of the Company’s revenues are earned from two of the Company’s investment properties, National Plaza and the Evans Ground Lease which both comprise approximately 50% of the Company’s revenues.  The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  The Company generates approximately 37% of its revenues though its lease with Publix.

Note 5 – Subsequent Events

On April 2, 2008, the Company entered into a contract to purchase an additional 2.5 acres adjoining land currently held in North Augusta, South Carolina.  The closing is scheduled for July 2, 2008.  The Company plans to finance this purchase through the land’s current owner with a 6% fixed rate loan over a 5 year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the six months ended March 31, 2008, and a comparative analysis of the same period for 2007 are presented below:

			Increase (Decrease)
			2008 compared to 2007
	2008	2007	Amount	Percent

Rent revenue	$702,800	$570,347	$132,453	23%
Operating expenses	278,468	201,482	76,986	38%
Interest expense	176,319	116,060	60,259	52%
Income tax expense	93,037	84,727	8,310	10%
Net income	154,976	168,078	(13,102)	-8%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.  Rent revenue increased for the six months ended March 31, 2008 primarily due to the completion of the development period of the long-term ground lease on the approximately 18 acres in Columbia County, Georgia in January 2007.  Upon completion of the development period, in January 2007, the Company began earning full monthly revenue.  During the development period the Company had been receiving $20,833 in monthly rent. Upon expiration of the development period, which was January 2007, the Company began receiving $41,677 a month.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2007 for further information regarding the properties owned and their lease terms.

Total operating expenses for the six months ended March 31, 2008 increased compared with the same period for 2007.  This increase was due largely to increase property taxes, which increased due to the purchase of the approximately 14.57 acres of land in North Augusta, South Carolina, in April 2007.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the current period increased compared to 2007 due to debt undertaken to procure the approximately 14.57 acres of land in North Augusta, South Carolina, purchased in April 2007.  Management expects interest expense for the remainder of the current fiscal year to be comparable to the current operating period.

Income tax expense for the six-month period ended March 31, 2008 increased slightly as the Company’s decreased net income due to increased operating and interest expense was offset by the differences between the reporting of deferred revenue for financial accounting purposes and income tax purposes.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2007 was 87%.   The ratio was 95% at September 30, 2007.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company, including the increased rents from the ground lease of the approximately 18 acres in Columbia County, Georgia, and appreciation in investment properties (which can be sold or mortgaged, if necessary).  The Company continues to pursue additional sources of rent revenue and to evaluate opportunities to reduce operating costs.  The Company has the ability to obtain additional short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three month period and the six month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three months ended March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 14, 2008

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer