Form 10QSB
period 2008-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2008-08-13
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐   NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, $0.10 Par Value	5,247,107 shares

Transitional Small Business Disclosure Format:    YES  ☐   NO  ☒

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
		(audited)
CURRENT ASSETS
Cash and cash equivalents	$294,614	$347,024
Receivables from tenants	164,381	156,879
Prepaid property taxes	—	20,088
Income taxes receivable	10,840	—

Total current assets	469,835	523,991

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,217,792	6,310,924
Land and improvements held for investment or development	3,628,581	2,711,464

	9,846,373	9,022,388

OTHER ASSETS	99,744	104,041

	$10,415,952	$9,650,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$169,813	$171,656
Income taxes payable	—	30,553
Current maturities of notes payable	590,836	324,283
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	785,301	551,144

LONG-TERM LIABILITIES
Notes payable, less current portion	5,421,749	5,123,640
Deferred income taxes	476,146	467,091
Deferred revenue, less current portion	145,842	164,331

Total long-term liabilities	6,043,737	5,755,062

Total liabilities	6,829,038	6,306,206

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,729,387	2,486,687

	3,586,914	3,344,214

	$10,415,952	$9,650,420

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007

RENT REVENUE	$359,683	$335,647	$1,062,483	$905,994

OPERATING EXPENSES
Depreciation and amortization	32,476	31,948	97,429	95,162
Property taxes	63,309	33,101	181,366	89,189
Payroll and related costs	15,456	19,912	46,771	49,377
Insurance and utilities	11,342	13,745	32,419	31,335
Repairs and maintenance	5,427	5,486	20,741	16,886
Professional services	3,025	3,423	27,386	25,792
Other	1,307	1,116	4,614	2,472

	132,342	108,731	410,726	310,213

Operating income	227,341	226,916	651,757	595,781

OTHER INCOME (EXPENSE)
Interest	(88,264)	(78,214)	(264,667)	(194,274)

Income before income taxes	139,077	148,702	387,090	401,507

INCOME TAXES	51,353	48,337	144,390	133,064

Net income	87,724	100,365	242,700	268,443

RETAINED EARNINGS, BEGINNING OF PERIOD	2,641,663	2,302,000	2,486,687	2,133,922

RETAINED EARNINGS, END OF PERIOD	$2,729,387	$2,402,365	2,729,387	2,402,365

PER SHARE DATA
Net income per common share	$0.02	$0.02	$0.03	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
OPERATING ACTIVITIES
Net income	$87,724	$100,365	$242,700	$268,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,476	31,948	97,429	95,162
Changes in deferred and accrued amounts:	(673)	71,426	(40,085)	(155,388)

Net cash provided by operating activities	119,527	203,739	300,044	208,217

INVESTING ACTIVITIES
Purchases of, and improvements to, investment properties	(829,267)	(2,180,247)	(917,117)	(2,180,247)

FINANCING ACTIVITIES
Repayments to stockholders, net	—	—	—	(500)
Proceeds from (repayments to) line of credit, net	250,000	(419,890)	250,000	(183,100)
Payment of debt Issuance costs	—	(65,500)	—	(65,500)
Proceeds from notes payable	553,773	3,000,000	555,707	3,000,000
Principal payments on notes payable	(156,825)	(161,403)	(241,044)	(341,320)

Net cash provided by financing activities	646,948	2,353,207	564,663	2,409,580

Net increase (decrease) in cash and cash equivalents	(62,792)	376,699	(52,410)	437,550

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	357,406	80,079	347,024	19,228

CASH AND CASH EQUIVALENTS, END OF PERIOD	$294,614	$456,778	$294,614	$456,778

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$88,264	$81,056	$275,016	$197,116

Cash paid for income taxes	$47,660	$160,000	$177,154	$160,000

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

The financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The consolidated financial statements include the accounts of Security Land and Development Corporation and its four wholly owned subsidiaries, Royal Palms Motel, Inc., SLDC, LLC, SLDC 2, LLC and SLDC III, LLC (described on a consolidated basis as the “Company”).  Significant intercompany transactions and accounts are eliminated in consolidation.

Certain expense classifications in prior 2008 quarters have been reclassified to conform to the presentation in the current quarter.

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

Refer to the Company’s Form 10-KSB for the year ended September 30, 2007 for further information regarding its critical accounting policies.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
		(audited)

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,535,588	2,535,588
Commercial land and improvements	3,628,581	2,711,464
	11,300,465	10,383,348

Less accumulated depreciation	(1,583,398)	(1,492,303)
	9,717,067	8,891,045

Residential rental property	145,847	145,847
Less accumulated depreciation	(16,541)	(14,504)
	129,306	131,343

Investment properties for lease, net of accumulated depreciation	$9,846,373	$9,022,388

Depreciation expense totaled $124,176 for the year ended September 30, 2007.  Depreciation expense totaled $97,429 and $95,162, respectively, for the nine-month period ended June, 2008 and 2007, respectively.

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

The Company also holds several parcels of land for investment or development purposes, including 18.38 acres of land in North Augusta, South Carolina, purchased for $2,951,746, and 84.4 acres of land in south Richmond County, Georgia.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2007, for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable and Line of Credit

Notes payable consisted of the following at:

	June 30, 2008	September 30, 2007
		(audited)
A note payable to the seller of approx. 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest of a fixed rate of 6%.	$371,500	$—
Wachovia Short Term Note Payable drawn to procure site work on the North Augusta, South Carolina property during the second quarter of 2008 and also to purchase an additional acre adjoining the North Augusta, South Carolina property in May 2008. This loan is secured by an Auction Rate Security account held as part of the Company’s cash equivalents. The note bears interest at prime plus 2.125% (7.125% at June 30, 2008)	182,272	—
First Bank Line of Credit – A line of credit procured in March 2008 with a floating interest rate based on prime (5% at June 30, 2008) and payable in full in April 2009. The current balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008.	251,934	—
A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	2,295,356	2,474,553
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $21,234, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%. A portion of the proceeds from the loan was used to pay off other notes payable outstanding.	2,911,523	2,973,370
	6,012,585	5,447,923
Less current maturities	(590,836)	(324,283)

	$5,421,749	$5,123,640

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

Note 5 – Subsequent Events

       Subsequent to the end of the reporting period, the Board of Directors resolved to pay bonuses totaling $40,000 to be paid over an 8 month period beginning August 1, 2008, for services rendered relating to the two recent real estate transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the nine months ended June 30, 2008, and a comparative analysis of the same period for 2007 are presented below:

			Increase (Decrease)
			2008 compared to 2007
	2008	2007	Amount	Percent

Rent revenue	$1,062,483	$905,994	$156,489	17%
Operating expenses	410,726	310,123	100,603	32%
Interest expense	264,667	194,274	70,793	36%
Income tax expense	144,390	133,064	11,326	9%
Net income	242,700	268,443	(25,743)	(10)%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.  Rent revenue increased for the nine months ended June 30, 2008 primarily due to the completion of the development period of the long-term ground lease on the approximately 18 acres in Columbia County, Georgia in January 2007.  Upon completion of the development period, in January 2007, the Company began earning full monthly revenue.  During the development period the Company had been receiving $20,833 in monthly rent. Upon expiration of the development period, which was January 2007, the Company began receiving $41,677 a month.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2007 for further information regarding the properties owned and their lease terms.

Total operating expenses for the nine months ended June 30, 2008 increased compared with the same period for 2007.  This increase was due largely to increase property taxes, which increased due to the purchase of the approximately 14.57 acres of land in North Augusta, South Carolina, in April 2007 and a tax reassessment on the Evans, Georgia property.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the current period increased compared to 2007 due to debt undertaken to procure the approximately 14.57 acres of land in North Augusta, South Carolina, purchased in April 2007, the additional 1 acre procured in March 2008 and the additional 2.81 acres procured in June 2008.  Management expects interest expense for the remainder of the current fiscal year to be comparable to the current operating period.

Income tax expense for the nine-month period ended June 30, 2008 increased as the Company’s net income which decreased due to increased operating and interest expense was offset by the differences between the reporting of deferred revenue for financial accounting purposes and income tax purposes.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at June 30, 2008 was 60%.   The ratio was 95% at September 30, 2007.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).  The Company continues to pursue additional sources of rent revenue and to evaluate opportunities to reduce operating costs.  The Company has the ability to obtain additional short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three-month period and the nine-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three months ended June 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 12, 2008

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer