Form 10KSB
period 2008-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2008-12-24
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2008

OR

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

YES  ☒        NO  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The registrant’s total revenues for the fiscal year ended September 30, 2008 were $1,426,826.

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

Security Land and Development Corporation (the “Company”) was organized and incorporated in Georgia in 1970.  The Company, including its wholly owned subsidiaries, the Royal Palms Motel, Inc., SLDC, LLC, SLDC2, LLC and SLDC III, LLC has developed two (2) primary business activities, these activities being (1) the acquisition of undeveloped land for investment purposes and sale at a future date or development of the land and sale after developed and, (2) the acquisition or development of income producing properties for investment purposes and income from leasing activities.  The Company’s principal office and activities are in Augusta, Georgia, Evans, Georgia, and North Augusta, South Carolina.

The Company’s primary development and income producing activities are:

1.               Retail strip center on 15.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”).  Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. (“Publix”) and is operated as a retail food supermarket.  The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants.  At September 30, 2008, approximately 5,200 square feet of this remaining space was leased.

2.               An outparcel of the National Plaza that is 0.89 acres and is leased commercially under a 20-year ground-lease to an auto-repair service operation.

3.               Long-term ground lease on approximately 18 acres in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive.

4.               Residential Property on Stanley Drive, currently for lease as a single-family residence.  During 2006 this property was rented but became vacant in June of 2007.  During 2008 a new lease was signed with rent starting in August.

The Company owns certain other properties that are more fully described in Item 2, “Description of Property.”

In January of 2007 construction of the Evans Ground Lease was completed and the Company began collecting full monthly rent.  The Evans Ground Lease represents approximately 41% of the Company’s net leased assets at September 30, 2008.  Rent revenue, including monthly rent, recognition of previously deferred revenue and property taxes from the Evans Ground Lease represented 48% and 44% of the Company’s total gross rent revenue for the years ended September 30, 2008 and 2007. The Company also expects the long-term ground lease in Evans, Georgia to provide a substantial portion of the Company’s revenue from leasing in future years.

Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995.  The National Plaza represents approximately 58% of the Company’s net leased assets at September 30, 2008.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the lease with Publix Supermarkets, Inc. represented 41% and 40% of the Company’s total gross rent revenue for the years ended September 30, 2008 and 2007.  Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing.   See Item 2, “Description of Property” for additional information related to these properties and the lease agreements.

The Company owns additional undeveloped land in and around the Augusta, Georgia and North Augusta, South Carolina area that is being held for investment purposes. Management of the Company believes that the market value of the property owned is greater than its carrying value. The Company presently has three employees, all of whom are officers and/or stockholders of the Company.

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

8.               Approximately 19.38 acres of undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.

Description of real estate and operating data:

The Company holds approximately 12.77 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road.  The land was purchased in five transactions.  Initially, the Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest held by two individuals, one of which is a principal stockholder and member of the Board of Directors.  In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest.  One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company.  The aggregate purchase price of the land was $522,846.  A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described.  The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals.  The purchase price of the land was $371,970.  In a fourth transaction, the Company purchased for $342,122 an additional 1.03 acres on Old

Evans Road in Evans, Georgia that adjoins the above described properties.  And in the fifth and final transaction in 2004, the Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels from a member of the Board of Directors.  The cost of the parcel acquired in 2004, was $467,874.  The Company’s net book value of the investment properties acquired in these five transactions of $1,789,843, including the cost of improvements thereon, is approximately 17% of the Company’s total assets at September 30, 2008.  The Company has a Federal tax basis in the investment property of approximately $1,128,500.  The Company signed a long-term ground lease for the development of Lowe’s on this property as well as the 4.61 acres, discussed below, during 2006. The Company began earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia during the 3rd Quarter of 2006.  The Company received $20,833 in monthly rent until the January 2007 expiration of the development period.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. A note payable to an insurance company is collateralized with the property and an assignment of the long-term ground lease.  The note is payable in monthly installments of $21,234, including interest, through May 1, 2027, and bears interest of a fixed rate of 5.85%.  The balance of the loan was $2,890,298 at September 30, 2008.  Property taxes paid on this property and the 4.61 acres described above in 2008 totaled $131,950.

The Company’s net book value of National Plaza, $3,522,532 at September 30, 2008, amounts to approximately 34% of the Company’s total assets at September 30, 2008.

Construction of the National Plaza was completed in May 1995.  National Plaza has 69,000 square feet of available lease space.  National Plaza was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose.  The Company has leased 56,000 square feet to Publix Supermarkets, Inc., which, as National Plaza’s anchor tenant, operates a retail food supermarket.  The Company, as lessor, has a twenty-year lease agreement with Publix.  The lease became effective May 15, 1995.  The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this Publix store’s annual gross sales in excess of approximately $37 million.  For the Company’s years ended September 30, 2008 and 2007, the supermarket had not achieved this sales level.  The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix.  For 2008, this reimbursement was approximately $53,462. At the lessee’s option the lease may be extended in five-year increments for an additional twenty years on substantially the same lease terms.  As part of the lease agreement, Publix contributed approximately $493,000 to the construction of National Plaza.  The Company capitalized this contribution and is recognizing the related revenue over the twenty-year life of the lease.

The Company financed National Plaza with a $4,300,000 loan, with interest that is fixed at 7.875%.  Annual principal and interest payments total $427,596.  The balance of the loan was $2,233,240 at September 30, 2008.  The loan matures in June 2015 and is scheduled to be fully amortized at that time.  The loan is secured with a mortgage interest in National Plaza and an assignment of lease payments (rent) from the property.  The property is located on Washington Road in Augusta, Georgia.  Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company’s tenants.  The Company’s operation of National Plaza is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants.  The Company competes with other retail strip centers in the area to maintain stable occupancy.  Management of the Company believes that the location and visibility of National

Plaza provides for favorable conditions for maintaining occupancy.  At September 30, 2008, the Company had leased 40% of the 13,000 square feet not leased to Publix.  These individual leases have terms ranging from monthly renewal to five years, with monthly lease payments including CAM ranging from $1,706 to $2,004.  Following is selected statistical information regarding National Plaza at September 30, 2008:

Occupancy rate - 89%                           (Publix is the only tenant to occupy 10% or more of the leasable square feet.)

Effective rental rates –

	Square Feet	Rental Per
	Leased	Square Foot

Publix Supermarkets, Inc.	56,000	$8.25
Other tenants	5,200	14.35

The principal business of the other tenants currently includes a nail salon, take-out restaurant, stock brokerage office and other similar small business operations.

A schedule of lease expirations at National Plaza for each of the next ten years, beginning with the Company’s year-end September 30, 2009 is presented below (does not include potential extensions or ground leases on outparcels).

		Total area in		Percentage of
	Number of	square feet	Annual rental	gross annual
Year ending	tenants whose	covered by	represented by	rental represented
September 30,	leases will expire	expiring leases	expiring leases	by expiring leases

2009	—	—	—	—
2010	1	1,300	$17,333	1.2%
2011	2	2,600	35,701	2.5%

Note:  One lease for 1,300 square feet expired in 2008 but is now on month-to-month terms.  As of September 30, 2008, the Company is negotiating a new one year lease with the tenant that, if executed, would expire in 2009, not including any renewal options.  But as of September 30, 2008, this lease has not yet been executed.

The percentage of gross annual rents represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve-month fiscal period.  The Company currently does not have plans for significant renovations or improvements to National Plaza.

The Company’s Federal tax basis in National Plaza at September 30, 2008, excluding land and before accumulated depreciation is approximately $4,340,000.  Federal tax basis accumulated depreciation is approximately $2,063,630.  Property taxes on the National Plaza totaled $85,275 in 2008.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia.  The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of approximately $511,726 and with approximately $250,000 of proceeds from a note payable.  The office building was demolished during 2006.  The Company’s net book value in this property is approximately $745,746 at

September 30, 2008.  For tax purposes, the Company recognized a loss of $236,859 on the demolition of the building in 2006.  The Company’s Federal tax basis in the property is approximately $197,071 at September 30, 2008.  There is no outstanding debt on this property at September 30, 2008.  Prior to the demolition, the property, excluding land cost, was being depreciated for financial reporting purposes using the straight-line method over 39 years.  The property adjoins the 12.77 acres of land in Evans, Georgia.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia.  At September 30, 2006 the property was collateral for a 6.25% note, the balance of this note was paid off in full with a portion of the Principal note that was taken out in 2007.  The property was purchased for approximately $145,800.  The property is located adjacent to several properties held by the Company. The location of this property may enhance the appreciation and future marketability of the property.  The Company’s Federal tax basis in the property was approximately $126,394.  Property taxes paid on this property in 2008 totaled $4,162.

During 2007 the Company purchased approximately 14.57 acres of undeveloped land for $2,339,678 held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.  At September 30, 2008 there is no outstanding debt on the property.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $160,000 for future development adjoining the 14.57 acres. At September 30, 2008 there is no outstanding debt on this additional 1 acre.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $350,000 held for future development adjoining the 14.57 acres. At September 30, 2008 the Company owes $243,019 on this additional 1 acre.  During 2008, the Company purchased an additional 2.81 acres of undeveloped land for $421,500 held for future development adjoining the 14.57 acres. At September 30, 2008 the Company owes $355,446 on this additional 2.81 acres.  The undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina totals 19.38 acres.

No other property owned by the Company at September 30, 2008, had a book value amounting to 10% or more of the total assets of the Company.

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

No dividends have been declared or paid during the two years ended September 30, 2008.  The Company has no restrictions that currently, or that may reasonably be expected to, limit materially the amount of dividends paid.

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

Estimates of Income Tax Rates Applicable to Deferred Taxes

Company management has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets.  Company management has estimated deferred income tax liabilities of $475,413 at September 30, 2008.  Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Results of Operations:

			Increase (Decrease)
			2008 compared to
			2007
	2008	2007	Amount	Percent

Rent revenue	$1,413,791	$1,320,791	$93,000	7%
Operating expenses	596,255	502,841	$93,414	19%
Interest expense	371,562	301,086	$70,476	23%
Net income	286,854	352,765	$(65,911)	-19%

			Increase (Decrease)
			2007 compared to
			2006
	2007	2006	Amount	Percent

Rent revenue	$1,320,791	$873,085	$447,706	52%
Operating expenses	502,841	693,847	(191,006)	(28)%
Interest expense	301,086	241,377	59,709	25%
Net income (loss)	352,765	(10,936)	363,701	3226%

Rent revenue from leasing activities is provided by the following properties:

	2008	2007	2006

National Plaza	$680,408	$694,707	$691,583
Outparcel at National Plaza	55,500	45,000	45,000
Evans	676,883	574,784	128,102
Other	$1,000	6,300	8,400

	$1,413,791	$1,320,791	$873,085

Years Ended September 30, 2008 and 2007

National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. as the investment property’s anchor tenant.  See Item 2, “Description of Property” for additional information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 40% leased as of the period ending September 30, 2008 and approximately 50% leased as of September 30, 2007.  Attempts are being made to lease the vacant space.  Also see Item 2, “Description of Property” for effective rental rates and lease expirations related to this property.  Rent revenue from Publix and National Plaza remained relatively consistent compared with the prior years’ amounts.  In May 2006 the Company entered into a long-term ground lease with Lowes, a national home improvement retailer, with a portion of total monthly rent due during the construction period, which was completed in January 2007. Rent revenues increased in 2008 due to collecting full rental revenues from the Evans Ground lease throughout the fiscal year 2008.  See Item 2, “Description of Property” for additional information.  Management expects both of the above two lease arrangements to continue to provide a substantial portion of the Company’s revenues.

Operating expenses increased $93,414 (19%) from 2007.  The increase is mainly due to bonuses awarded during 2008 of $40,000 for the purchase of the parcels of land in North Augusta, South Carolina in 2008, increased property taxes related to the purchase of the property in North Augusta, South Carolina, and increased payroll expenses.  Company management expects operating expenses for 2009 to be relatively consistent with 2008.

Company management believes it has the ability to obtain additional short term financing, should it become necessary.

Interest expense increased $70,476 (23%) from 2007.  The increase is mainly due to increased debt used to procure the land purchased in 2008 adjoining the 14.57 acres of undeveloped land held for future development in North Augusta, South Carolina.  Company management expects interest expense for the year ending September 30, 2009 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

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

Operating expenses decreased $191,006 (28%) from 2006.  The decrease is mainly due to bonuses awarded during 2006 of $270,000 in recognition of the signing of the long-term ground lease in Evans, Georgia.  No similar bonuses were awarded in 2007.  Company management expects operating expenses for 2008 to be relatively consistent with 2007.

Company management believes it has the ability to obtain additional short term financing, should it become necessary.

Company management expects interest expense for the year ending September 30, 2008 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

Liquidity and Sources of Capital:

The percentage of current assets to current liabilities was 46% at September 30, 2008, and was 95% at September 30, 2007.  This decrease in the current year is due to increased noted payable at September 30, 2008 as compared to September 30, 2007, executed to procure the North Augusta, South Carolina property as noted above, as well as the line of credit.  Management of the Company expects future liquidity needs of the Company to be funded from rent revenues and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

In 2008 and 2007, the Company’s cash flow from operations was approximately $583,294 and $339,341, respectively, more than the amount required to fund the short term scheduled retirement payments (principal and interest) of the Company’s existing long-term notes payable.

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

ITEM 7.                             FINANCIAL STATEMENTS

The following consolidated financial statements of Security Land & Development Corporation and Subsidiaries are included herein:

Page No.

Report of Independent Registered Public Accounting Firm (audit of financial statements as of and for the years ended September 30, 2008 and 2007)	11

Consolidated Balance Sheets as of September 30, 2008 and 2007	12

Consolidated Statements of Income and Retained Earnings for the years ended September 30, 2008 and 2007	13

Consolidated Statements of Cash Flows for the years ended September 30, 2008 and 2007	14

Notes to Consolidated Financial Statements	15 - 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Security Land and Development

Corporation and Subsidiaries

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation and Subsidiaries (“the Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, retained earnings and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated balance sheets as of September 30, 2008 and 2007 and the related consolidated statements of income, retained earnings and cash flows for the years then ended, present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not required to examine management’s assessment of the effectiveness of Security Land and Development Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2008, included in the accompanying Item 8AT Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

December 23, 2008

Augusta, Georgia

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,764	$97,024
Investments	250,000	250,000
Receivables from tenants	221,061	156,879
Prepaid property taxes	—	20,088
Income taxes receivable	30,002	—

Total current assets	525,827	523,991

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,186,748	6,310,924
Land and improvements held for investment or development	3,641,098	2,711,464

	9,827,846	9,022,388

OTHER ASSETS	98,312	104,041

	$10,451,985	$9,650,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$275,320	$171,656
Income taxes payable	—	30,553
Current maturities of notes payable and lines of credit	842,622	324,283
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	1,142,594	551,144

LONG-TERM LIABILITIES
Notes payable, less current portion	5,063,231	5,123,640
Deferred income taxes	475,413	467,091
Deferred revenue, less current portion	139,679	164,331

Total long-term liabilities	5,678,323	5,755,062

Total liabilities	6,820,917	6,306,206

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,773,541	2,486,687

	3,631,068	3,344,214

	$10,451,985	$9,650,420

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME OPERATIONS AND RETAINED EARNINGS

	For the Years Ended
	September 30,
	2008	2007

RENT REVENUE	$1,413,791	$1,320,791

OPERATING EXPENSES
Depreciation and amortization	129,905	127,791
Property taxes	252,445	202,593
Payroll and related costs	107,420	67,077
Insurance and utilities	45,725	44,990
Repairs and maintenance	25,795	22,238
Professional services	30,052	33,925
Other	4,913	4,227

	596,255	502,841

Operating income	817,536	817,950

OTHER INCOME (EXPENSE)
Interest expense	(371,562)	(301,086)
Interest and other income	13,035	35,195

	(358,527)	(265,891)

Income before income taxes	459,009	552,059

INCOME TAXES PROVISION
Current	163,852	187,710
Deferred	8,303	11,584

	172,155	199,294

Net income	286,854	352,765

RETAINED EARNINGS, BEGINNING OF YEAR	2,486,687	2,133,922

RETAINED EARNINGS, END OF YEAR	$2,773,541	$2,486,687

PER SHARE DATA
Net income per common share	$0.05	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$286,854	$352,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,905	127,791
Deferred income taxes	8,322	11,584
Changes in deferred and accrued amounts:
Receivables from tenants	(64,182)	(74,835)
Prepaid property taxes	20,088	(2,512)
Income taxes receivable	(30,002)	122,397
Accounts payable and accrued expenses	287,514	(203,750)
Income taxes payable	(30,553)	30,553
Deferred income	(24,652)	(24,652)

Net cash provided by operating activities	583,294	339,341

INVESTING ACTIVITIES
Purchase of investments	—	(250,000)
Purchases of, and improvements to, investment properties	(929,635)	(2,339,678)

Net cash used in investing activities	(929,635)	(2,589,678)

FINANCING ACTIVITIES
Repayments to stockholders, net	—	(500)
Proceeds from (repayments to) line of credit	243,019	(183,100)
Payment of debt issuance costs	—	(69,500)
Proceeds from notes payable	371,500	3,000,000
Principal payments on notes payable	(340,438)	(418,767)

Net cash provided by financing activities	274,081	2,328,133

Net (decrease) increase in cash and cash equivalents	(72,260)	77,796

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	97,024	19,228

CASH AND CASH EQUIVALENTS, END OF YEAR	$24,764	$97,024

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$371,562	$290,266

Cash paid for income taxes	$222,164	$160,000

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

Royal Palms Motel, Inc., a wholly owned subsidiary of Security Land and Development Corporation, is a holding company for a parcel of land in Richmond County, Georgia.  During 2004, the Company organized, as its sole member, SLDC, LLC, a Georgia limited liability company. During 2007, the Company organized, as its sole member, SLDC2, LLC, a Georgia limited liability company.  During 2008, the Company organized, as its sole member, SLDC III, LLC, a South Carolina limited liability company.  SLDC, LLC, SLDC2, LLC, and SLDC III, LLC were organized by the Company to hold title to certain real estate that the Company plans to develop.

During 2008 and 2007, substantially all operating revenues and operating expenses were related to real estate leasing.  A substantial portion of rent revenues were earned from two investment properties, a commercial retail center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia (“National Plaza”) and the Evans Ground Lease on Washington Road in Evans, Georgia (“Evans Ground Lease”). National Plaza provided approximately 48% and 52% of gross rent revenue in 2008 and 2007, respectively.  Approximately 81% of National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200.  National Plaza comprises approximately 58% of the asset Investment Properties for Lease, net of Accumulated Depreciation.  The Evans Ground Lease provided approximately 48% and 44% of gross rental revenue in 2008 and 2007 respectively.  This property, leased to a national home improvement retailer, earned rents totaling $538,768 and $466,575 in 2008 and 2007, respectively.  The Evans Ground Lease comprises approximately 41% of investment properties held for lease, net, by the Company at September 30, 2008.

Basis of presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of Security Land and Development Corporation and its wholly owned subsidiaries, Royal Palms Motel, Inc., SLDC, LLC, SLDC2, LLC, and SLDC III, LLC (described on a consolidated basis as the “Company”).  All intercompany transactions and accounts are eliminated in consolidation.

Use of estimates

The consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Revenue recognition

Rent revenue is recognized on a straight-line basis over the term of the related lease agreements.  In 2007, the Evans Ground Lease revenues included reduced amounts during the development period which ceased in January 2007.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount. The Company measures the impairment loss as the amount by which the asset’s carrying amount exceeds the fair value of the asset. At September 30, 2008 and 2007, the Company believes that none of its long-lived assets are impaired.

Cash and cash equivalents

For purposes of reporting cash flows, the Company considers financial instruments of a demand nature to be cash equivalents.

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements.  Receivables are carried at original invoice amount.  Management estimates an allowance for doubtful accounts by regularly evaluating individual tenant receivables and considering the collectability of balances due based on each tenant’s financial condition, credit

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

history, and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recognized in income when received.  The Company has determined that no allowance for uncollectible accounts is required at September 30, 2008 and 2007.

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method.  Lease commissions, net of accumulated amortization, of $33,656 and $35,906 at September 30, 2008 and 2007, respectively, are included in Other Assets in the accompanying financial statements.

Loan Fees

Loan fees are capitalized and amortized over the term of the loan using the straight-line method.  Principal loan fees, net of accumulated amortization, were $64,656 and $68,135 at September 2008 and 2007, respectively.  Principal loan fees are included in Other Assets in the accompanying financial statements.

Income taxes

The Company files a consolidated income tax return.  Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting basis and income tax basis of assets and liabilities.  Deferred tax assets and liabilities represent future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are adjusted for changes in tax laws and tax rates when those changes are enacted.  The Company has determined that it has no uncertainties in its income taxes under FIN No. 48.  See recently issued accounting standards below.

Net income per common share

Net income per common share is calculated on the basis of the weighted average number of shares outstanding.  The Company has no stock option plans, or other instruments resulting in earnings per share dilution.  For 2008 and 2007 the weighted average number of shares outstanding was 5,247,107.  Therefore, only basic net income per common share is presented.

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

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company beginning with the quarter ended December 31, 2008 and is not expected to have a material impact on the Company’s financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Financial Accounting Standards Board Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 was effective for the Company in 2008. The Company determined FIN No. 48 had no impact on its financial position, results of operations or cash flows.

Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the State of Georgia, and in North Augusta, South Carolina.  In 2008 and 2007, approximately 48% and 52%, respectively of the Company’s revenues were earned from National Plaza.  Approximately 81% of National Plaza is leased to one tenant, a regional food supermarket.  Approximately 48% and 44% of the Company’s revenues in 2008 and 2007, respectively, were earned from the Evans Ground Lease, which is 100% leased to a major national home improvement retailer.

The majority of the Company’s receivables from tenants at September 30, 2008 and 2007 were receivable from two tenants, the regional food supermarket that leases property at National Plaza, and the major national home improvement retailer under the Evans Ground Lease.

The Company places its cash and cash equivalents with high quality financial institutions. At times the Company’s cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation (FDIC) limits.

Reclassifications

A reclassification has been made to the September 30, 2007 balance sheet and the statement of cash flows.  This reclassification had no effect on previously reported retained earnings, net income or earnings per share.

NOTE 2 – INVESTMENTS

At September 30, 2008 and 2007 the Company held $250,000 in auction rate securities classified as available-for-sale.  Available-for-sale securities are available to meet the Company’s current operational needs and accordingly are classified as short-term.  Available-for-sale securities are carried at fair value with the unrealized gains and losses, if any, net of applicable taxes recorded as a separate component of other comprehensive income (loss) on the consolidated statements of comprehensive income.  For 2008 and 2007, the Company’s unrealized gains and losses from its auction rate securities were insignificant thus the Company has not reported any other comprehensive income or loss from its auction rate securities.  Net realized gains and losses from the Company’s auction rate securities are recognized in interest income on the consolidated statements of income.  Quoted market values as provided by Wachovia Securities are used to determine the fair value of the Company’s auction rate securities.

NOTE 2 – INVESTMENTS, Continued

At September 30, 2008 the Company’s auction rate securities were held in preferred and fixed rate securities with underlying investments primarily in real estate and utilities.  Auction rate securities have generally been considered short-term investments since they have a fixed reset date within one year designed to allow investors to exit these instruments at par.  However, auctions for these securities began to fail, that is sell orders began to exceed put orders, in 2008 and at September 30, 2008 the Company’s ability to exit these instruments in the short-term was not guaranteed.  However, subsequent to year end the Company was able to sell at par the entire $250,000 it held in auction rate securities and settle related debt for which the auction rate securities were held as collateral.  The amount owed under the related debt was $183,850 at September 30, 2008 (See Note 4).  Due to the subsequent sale of its auction rate securities, the Company has reported its auction rate securities as short-term investments at year end.

NOTE 3 - INVESTMENT PROPERTIES

Investment properties leased or held for lease

Investment properties leased or held for lease to others under operating leases consist of the following at September 30:

	2008	2007

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,535,588	2,535,588
Commercial land and improvements	3,641,098	2,711,464
	11,312,982	10,383,348

Less accumulated depreciation	(1,613,763)	(1,492,303)
	9,699,219	8,891,045

Residential rental property	145,847	145,847
Less accumulated depreciation	(17,220)	(14,504)
	128,627	131,343

Investment properties for lease, net of	$9,827,846	$9,022,388

Depreciation expense totaled $124,176 in both 2008 and 2007, respectively.

Approximately 81% of National Plaza is leased to a regional food supermarket.  The lease requires minimum annual rental payments of $463,200, expires in 2015 and is renewable for a total of an additional twenty years at substantially similar lease terms.  The lease provides for the supermarket to pay for interior maintenance and utilities and property taxes on a proportional basis.

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2008 and 2007, the supermarket did not achieve this gross sales level.

NOTE 3 - INVESTMENT PROPERTIES, Continued

Investment properties leased or held for lease, continued

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

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2009	$1,078,405
2010	1,061,271
2011	1,039,621
2012	1,036,555
2013	1,036,555
Thereafter	8,646,443

$13,898,850

Land and improvements held for investment or development

The Company also holds for investment or future development approximately 19.38 acres of undeveloped commercial land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company’s National Plaza investment property.  The aggregate cost of these investment properties held for investment or development was $3,641,098 and $2,711,464 at September 30, 2008 and 2007, respectively.

NOTE 4 – NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit consisted of the following at September 30:

	September 30, 2008	September 30, 2007
A note payable to the seller of approx. 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest of a fixed rate of 6%.	$355,446	$—

A line of credit agreement with a national financial institution to procure site work on the North Augusta, South Carolina property during the second quarter of 2008 and also to purchase an additional acre adjoining the North Augusta, South Carolina property in May 2008. The balance of this line of credit was $183,850 at September 30, 2008. This loan is secured by an Auction Rate Security account held as part of the Company’s investments. The note bears interest at prime plus 2.125% (7.125% at September 30, 2008). This note was subsequently paid in full in November 2008.	183,850	—

A line of credit with a regional financial institution for up to $251,934 procured in March 2008 with a floating interest rate based on prime (5% at September 30, 2008) and payable in full in April 2009. The current balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008. The line of credit is collateralized by the residential property on Stanley Drive.	243,019	—

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	2,233,240	2,474,553

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $21,234, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%. A portion of the proceeds from the loan was used to pay off other notes payable outstanding.	2,890,298	2,973,370
	5,905,853	5,447,923
Less current maturities	(842,622)	(324,283)

	$5,063,231	$5,123,640

NOTE 4 – NOTES PAYABLE AND LINES OF CREDIT, Continued

Aggregate maturities of notes payable and lines of credit are as follows at September 30, 2008:

2009	$842,622
2010	446,470
2011	479,501
2012	515,019
2013	531,561
Thereafter	3,090,680

$5,905,853

All interest incurred for 2008 and 2007 was expensed by the Company.

NOTE 5 – INCOME TAXES

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences and carryforwards that give rise to the deferred tax liability are as follows as of September 30:

	2008	2007
Deferred income tax liabilities:
Basis in Investment Properties	$475,413	$467,091

Taxable gains deferred by the Company in prior years through qualified tax-free like-kind exchanges totaled approximately $973,000.  These deferred gains for tax reporting comprise a substantial portion of the Company’s deferred income tax liabilities as of September 30, 2008 and 2007, net of the effects of depreciation.

The provision for income taxes is as follows:

	For the years ended
	September 30,
	2008	2007
Current	$163,852	$187,710
Deferred	8,303	11,584

	$172,155	$199,294

The provision (benefit) for income taxes for the years ended September 30, 2008 and 2007, differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

NOTE 5 – INCOME TAXES, Continued

	2008	2007
Computed expected tax expense	$174,240	$209,562
Increase (decrease) in taxes resulting from:
Effects of differing tax rates on temporary differences related to:
Fixed assets	1,685	—
Deferred revenue	(9,301)	(8,520)
Accrued bonus and other	5,531	(1,748)

	$172,155	$199,294

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company purchases insurance from A.C.H.S. Insurance, of which, M. David Alalof, a member of the Company’s Board of Directors, is President.  The Company’s Board of Directors believes that the insurance prices obtained from A.C.H.S. Insurance were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

In 2007 the Company paid a real estate commission to All Stars Real Estate with which Robert M. Flanagin, a member of the Board of Directors, is affiliated.

ITEM 8.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.                                            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d—15(e)) as of September 30, 2008, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were effective as of September 30, 2008.

In 2004, our Board of Directors selected two members, M. David Alalof and Gregory B. Scurlock, of the Board of Directors to serve on our audit committee.  These two members of the Board of Directors were selected, in part, because they are not related to the Flanagin Family Group (See Item 11. Security Ownership of Certain Beneficial Owners and Management).  Prior to 2004, the full Board of Directors fulfilled the capacities of our audit committee.  There were no other significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8AT.                                    INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2008.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2008 and identified the following material weakness:

•      Due to its relatively small size and the nature of its operations, having only two key employees, whom are also married to each other, actively involved in management and financial reporting of the Company there is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission. There are

insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis and when it becomes practicable, will make efforts to add personnel and resources to address the material weakness.  There has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

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

NAME, AGE AND POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr.	Pharmacist and store owner of Hill Drug Company and past
60- Chairman of Board of Directors since 1983;	manager of Revco Drug Store, Inc.
Member of Board since 1983; brother of President.

T. Greenlee Flanagin	Real estate
59 - President and CEO since 1983; member of
Board since 1983; brother of Chairman of Board.

M. David Alalof	President of A.C.H.S. Insurance, an insurance company
66 - member of Board since 1977.	Past Chairman of the State Personnel Board of Georgia

John C. Bell, Jr.	Attorney at Law
60— Vice President; Member of Board since 1983.

Gregory B. Scurlock	Vice President, First Bank of Georgia, Augusta, GA
60 - Secretary/Treasurer; member of Board since 1983.	Former Senior Vice President, Wachovia Bank, Augusta, GA

Robert M. Flanagin	Real estate agent
51 - Member of Board since 1987.
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2008 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

Gregory B. Scurlock and M. David Alalof serve on the Company’s audit committee, both also serve on the Board of Directors and are experienced in financial matters.  The audit committee members are independent of management of the Company.

ITEM 10.                                              EXECUTIVE COMPENSATION

The table below shows the compensation (including bonuses) of the Chief Executive Officer for the three most recent fiscal years.  T. Greenlee Flanagin was the only executive officer whose compensation exceeded $100,000 in the past 3 years.

NAME	COMPENSATION	DATE

T. Greenlee Flanagin	$9,368	September 30, 2008
T. Greenlee Flanagin	$34,542	September 30, 2007
T. Greenlee Flanagin	$234,476	September 30, 2006

Bonuses were awarded in 2008 in relation to the purchase of the North Augusta, South Carolina Property, in the amount of $40,000.  Bonuses will be paid at $5,000 per month beginning in August 2008, until paid in full.

No Bonuses were awarded during 2007.

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2008 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.

The Company does not have a stock option plan and no stock or options were awarded to executives as compensation in the past 3 years.

Each Director of the Company receives compensation of $100 per Director’s meeting for services performed as a Director.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2008 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS

T. Greenlee Flanagin (1)	251,784	4.8
Robert Flanagin (1)	523,147	10.0
W. Stewart Flanagin, Jr. (1)	487,114	9.3
Ann Flanagin Smith (1)	411,604	7.8
John C. Bell, Jr.	372,565	7.1
T. Greenlee Flanagin, Jr. (1)	290,366	5.5
R. Clayton Flanagin (1)	292,959	5.6

(1) Combined with the following, these individuals form the “Flanagin Family Group”:

Harriette Flanagin	55,429	1.1

The Flanagin Family Group owns 2,312,403 common shares, which is approximately 44% of the Company’s 5,247,107 shares of common stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2008, by Directors and executive officers:

NAME OF BENEFICIAL OWNER

ADDRESS

COMMON STOCK BENEFICIALLY OWNED

PERCENT OF CLASS

W. Stewart Flanagin, Jr.	1117 Glenn Avenue	487,114	9.3
	Augusta, GA 30904

T. Greenlee Flanagin	3326 Wheeler Road	251,784	4.8
	Augusta, GA 30903

M. David Alalof	P.O. Box 15637	106,360	2.0
	Augusta, GA 30909

John C. Bell, Jr.	P.O. Box 1547	372,565	7.1
	Augusta, GA 30903

Gregory B. Scurlock	1203 Reid Road	500	0.1
	Augusta, GA 30909

Robert M. Flanagin	2002 Wrightsboro Road	523,147	10.0
	Augusta, GA 30904

All Directors and officers as a group consisting of six individuals.		1,741,470	33.3%

The Flanagin Family Group and all Directors and Officers as a group beneficially own 2,791,828 common shares which is approximately 53% of the Company’s 5,247,107 shares of common stock outstanding.

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company purchased insurance from A.C.H.S. Insurance, of which, M. David Alalof, Member of the Board of Directors, is President and CEO.  The Board of Directors believe that the insurance prices were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The accounting fees billed to the Company by Elliott Davis, LLC related to the Company’s fiscal years ended September 30, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2008	2007
(i)	Audit Fees	$20,000	$23,700

(ii)	Audit Related Fees	—	$691

(iii)	Tax Fees	$2,150	$2,025

(iv)	All Other Fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION
(Registrant)

/s/ T. Greenlee Flanagin	December 23, 2008
T. GREENLEE FLANAGIN	(Date)
President
Chief Executive Officer and Chief
Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date so indicated.

/s/ W. Stewart Flanagin, Jr.	December 23, 2008
W. STEWART FLANAGIN, JR.	(Date)
Chairman of Board

/s/ M. David Alalof	December 23, 2008
M. DAVID ALALOF	(Date)
Director

/s/ Gregory B. Scurlock	December 23, 2008
GREGORY B. SCURLOCK	(Date)
Director and Secretary-Treasurer