Form 10-Q
period 2008-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2009-02-13
CIK 88572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

or

☐	Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period of to

Commission File Number 0-7865.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Exact name of issuer as specified in its charter)

Georgia	58-1088232
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2816 Washington Road, #103, Augusta, Georgia 30909

(Address of Principal Executive Offices)

Issuers Telephone Number (706) 736-6334

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes      ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 11, 2009
Common Stock, $0.10 Par Value	5,247,107 shares

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(unaudited)	*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,894	$24,764
Investments	82	250,000
Receivables from tenants	81,560	221,061
Income taxes receivable	2,047	30,002

Total current assets	169,583	525,827

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,155,704	6,186,748
Land and improvements held for investment or development	3,641,098	3,641,098

	9,796,802	9,827,846

OTHER ASSETS	97,408	98,312

	$10,063,793	$10,451,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$102,298	$275,320
Current maturities of notes payable	666,572	842,622
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	793,522	1,142,594

LONG-TERM LIABILITIES
Notes payable, less current portion	4,954,581	5,063,231
Deferred income taxes	481,996	475,413
Deferred revenue, less current portion	133,516	139,679

Total long-term liabilities	5,570,093	5,678,323

Total liabilities	6,363,615	6,820,917

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,842,651	2,773,541

Total Stockholders’ Equity	3,700,178	3,631,068

Liabilities and Stockholders’ Equity	$10,063,793	$10,451,985

* Derived from the 10KSB for the year ended September 30, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Months Ended
	December 31,
	2008	2007

RENT REVENUE	$353,659	$342,180

OPERATING EXPENSES
Depreciation and amortization	31,948	32,476
Property taxes	69,540	57,674
Payroll and related costs	15,135	15,060
Insurance and utilities	10,265	9,477
Repairs and maintenance	8,892	7,391
Professional services	18,510	7,020
Other	592	806

	154,882	129,904

Operating income	198,777	212,276

OTHER INCOME (EXPENSE)
Interest	(94,998)	(87,808)
Other income	889	—

	(94,109)	(87,808)

Income before income taxes	104,668	124,468

INCOME TAXES PROVISION	35,558	48,435

Net income	69,110	76,033

RETAINED EARNINGS, BEGINNING OF PERIOD	2,773,541	2,486,687

RETAINED EARNINGS, END OF PERIOD	$2,842,651	$2,562,720

PER SHARE DATA
Net income per common share	$0.01	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$69,110	$76,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,948	32,476
Changes in deferred and accrued amounts	(5,147)	29,223

Net cash provided by operating activities	95,911	137,732

INVESTING ACTIVITIES
Proceeds from sale of investments	249,918	—
Purchases of, and improvements to, investment properties	—	(1,325)

Net cash provided by (used in) investing activities	249,918	(1,325)

FINANCING ACTIVITIES
Principal payments on notes payable	(284,699)	(78,847)

Net cash used in financing activities	(284,699)	(78,847)

Net increase in cash and cash equivalents	61,130	57,560

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,764	347,024

CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,894	$404,584

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$94,998	$91,755

Cash paid for income taxes	$1,020	$34,174

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying un-audited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are un-audited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-KSB for the year ended September 30, 2008 when reviewing interim financial statements.

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

Refer to the Company’s Form 10-KSB for the year ended September 30, 2008 for further information regarding its critical accounting policies.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2008 and September 30, 2008:

	December 31,	September 30,
	2008	2008
	(unaudited)

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,535,588	2,535,588
Commercial land and improvements	3,641,098	3,641,098

	11,312,982	11,312,982

Less accumulated depreciation	(1,644,128)	(1,613,763)
	9,668,854	9,699,219

Residential rental property	145,847	145,847
Less accumulated depreciation	(17,899)	(17,220)
	127,948	128,627

Investment properties for lease, net of accumulated depreciation	$9,796,802	$9,827,846

.  Depreciation expense totaled $31,044 for both of the three-month periods ended December 31, 2008 and 2007.  Depreciation expense totaled $124,176 for the year ended September 30, 2008

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

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

The Company also holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,641,098 at December 31, 2008 and September 30 2008.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2008, for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	December 31, 2008	September 30, 2008
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest of a fixed rate of 6%.	$339,150	$355,446

A line of credit agreement with a national financial institution to procure site work on the North Augusta, South Carolina property during the second quarter of 2008 and also to purchase an additional acre adjoining the North Augusta, South Carolina property in May 2008. This loan was secured by an Auction Rate Security account held as part of the Company’s investments at September 30, 2008. The note bears interest at prime plus 2.125% (7.125% at September 30, 2008). During November 2008 the Security was sold and the loan balance was paid in full with exception of a minor finance charge.	328	183,850

A line of credit with a regional financial institution for up to $251,934 procured in March 2008 with a floating interest rate based on prime (3.25% at December 31, 2008) and payable in full in April 2009. The current balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008. The line of credit is collateralized by the residential property on Stanley Drive.	243,019	243,019

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	2,169,894	2,233,240

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $21,234, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%. A portion of the proceeds from the loan was used to pay down other notes payable.	2,868,762	2,890,298
	5,621,153	5,905,853
Less current maturities	(666,572)	(842,622)

	$4,954,581	$5,063,231

Note 4 – Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in North Augusta, South Carolina.  Approximately 98% of the Company’s revenues are earned from two of the Company’s investment properties, National Plaza and the Evans Ground Lease which both individually comprise approximately 48% of the Company’s revenues.  The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  The Company generates approximately 37% of its revenues though its lease with Publix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the three months ended December 31, 2008, and a comparative analysis of the same period for 2007 are presented below:

			Increase (Decrease)
			2008 compared to 2007
	2008	2007	Amount	Percent

Rent revenue	$353,659	$342,180	$11,479	3%

Operating expenses	154,882	129,904	24,978	19%

Interest expense	94,109	87,808	6,301	7%

Income tax expense	35,558	48,435	(12,877)	-27%

Net income	69,110	76,033	(6,923)	-9%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.  Rent revenue increased for the three months ended December 31, 2008 primarily due to minor rent increases of existing tenants and increased recoverable property taxes billable to tenants.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2008 for further information regarding the properties owned and their lease terms.

Total operating expenses for the three months ended December 31, 2008 increased compared with the same period for 2007.  This increase was due largely to an increase in property taxes on unleased property held for investment or development and increased legal and professional fees.  Property taxes increased in relation to the purchase of the approximately 19 acres of land in North Augusta, South Carolina, in April 2007.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the current period increased compared to 2007 due to debt undertaken during 2008 to procure two additional parcels of land in 2008 adjoining the North Augusta site previously purchased during 2007.

Income tax expense for the three month period ended December 31, 2008 decreased as the Company’s net income decreased due to increased operating and interest expense which was offset by the differences between the reporting of deferred revenue for financial accounting purposes and income tax purposes.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2008 was 21%.   The ratio was 46% at September 30, 2008.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).  The Company continues to pursue additional sources of rent revenue and to evaluate opportunities to reduce operating costs.  The Company has the ability to obtain additional short term financing, should it become necessary, until revenues and cash flow from operations can be sufficiently increased.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

(a)                   Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934.  Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)                  There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer carried out the evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings regarding the potential condemnation of .5 acres of the land parcel that contains the Evans Ground Lease in Columbia County, Georgia.  Management does not believe that the parcel in question has any significant affect on the Evans Ground Lease or the Company’s ability to continue leasing the property or related revenues.  Columbia County has made an offer to purchase the land, which was not acceptable to the Company.  This has resulted in the legal proceedings over the possible condemnation, which is currently on going.

In addition, the Company is involved in legal proceedings regarding the potential condemnation of .1 acres, of the approx 19 acre parcel of land located in North Augusta, South Carolina.  Management of the Company does not believe that these proceedings have any material impact on the future marketability or development of this tract.

Management of the Company does not expect either of these matters to have any material impact on business going forward, regardless of the outcomes.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Management of the Company notes that no Forms 8K was filed during the period and Management is not aware of any un-reported matters occurring during the period that would require disclosure in a Form 8K.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three months ended December 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	Date:	February 12, 2009

T. Greenlee Flanagin
President
Chief Executive Officer and Chief Financial Officer