Form 10-Q
period 2009-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2009-05-15
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 13, 2009
Common Stock, $0.10 Par Value	5,247,107 shares

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
		*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,077	$24,764
Investments	—	250,000
Receivables from tenants	137,604	221,061
Income taxes receivable	17,290	30,002

Total current assets	185,971	525,827

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,124,660	6,186,748
Land and improvements held for investment or development	3,641,098	3,641,098
	9,765,758	9,827,846
OTHER ASSETS	100,589	98,312
	$10,052,318	$10,451,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,454	$275,320
Current maturities of notes payable and line of credit	673,852	842,622
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	831,958	1,142,594

LONG-TERM LIABILITIES
Notes payable and line of credit, less current portion	4,843,977	5,063,231
Deferred income taxes	480,179	475,413
Deferred revenue, less current portion	127,353	139,679

Total long-term liabilities	5,451,508	5,678,323

Total liabilities	6,283,467	6,820,917

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,247,107 shares issued and outstanding	524,711	524,711
Additional paid-in capital	332,816	332,816
Retained earnings	2,911,324	2,773,541

Total Equity	3,768,851	3,631,068

Liabilities and Equity	$10,052,318	$10,451,985

* Derived from the 10KSB for the year ended September 30, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Six Month
	Period Ended March 31		Period Ended March 31
	2009	2008	2009	2008

RENT REVENUE	$352,604	$360,620	$706,263	$702,800

OPERATING EXPENSES
Depreciation and amortization	31,948	32,476	63,895	64,953
Property taxes	66,295	60,383	135,835	118,057
Payroll and related costs	16,578	16,256	31,713	31,315
Insurance and utilities	9,971	11,599	20,236	21,077
Repairs and maintenance	22,554	7,924	31,446	15,314
Professional services	12,551	17,341	31,061	24,361
Other	233	2,583	826	3,391

	160,130	148,562	315,012	278,468

Operating income	192,474	212,058	391,251	424,332

OTHER INCOME (EXPENSE)
Interest	(90,446)	(88,544)	(185,445)	(176,319)
Other income/expense	(73)	—	816	—

	(90,519)	(88,544)	(184,628)	(176,319)

Income before income taxes	101,954	123,514	206,622	248,013

INCOME TAXES PROVISION	33,281	44,601	68,839	93,037

Net income	68,673	78,913	137,783	154,976

RETAINED EARNINGS, BEGINNING OF PERIOD	2,842,651	2,562,720	2,773,541	2,486,687

RETAINED EARNINGS, END OF PERIOD	2,911,324	2,641,633	2,911,324	2,641,663

PER SHARE DATA
Net income per common share	$0.01	$0.02	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2009	2008	2009	2008
OPERATING ACTIVITIES
Net income	$68,673	$78,913	$137,783	$154,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,948	32,476	63,896	64,953
Changes in deferred and accrued amounts:	(48,109)	(68,605)	(53,256)	(39,413)

Net cash provided by operating activities	52,512	42,784	148,423	180,516

INVESTING ACTIVITIES
Cash paid for other assets	(4,085)	—	(4,085)	—
Proceeds from the sale of investments	82	—	250,000	—
Purchases of, and improvements to, investment properties	—	(86,524)	—	(87,849)

Net cash provided by (used in) investing activities	(4,003)	(86,524)	245,915	(87,849)

FINANCING ACTIVITIES
Proceeds from line of credit	—	1,934	—	1,934
Principal payments on notes payable and line of credit	(103,326)	(5,372)	(388,025)	(84,219)

Net cash used in financing activities	(103,326)	(3,438)	(388,025)	(82,285)

Net increase (decrease) in cash and cash equivalents	(54,817)	(47,178)	6,313	10,382

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,894	404,584	24,764	347,024

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,077	$357,406	$31,077	$357,406

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$90,446	$92,197	$185,445	$183,952

Cash paid for income taxes	$50,342	$95,320	$51,362	$129,494

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

Refer to the Company’s Form 10-KSB for the year ended September 30, 2008 for further information regarding its critical accounting policies.

Note 2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at March 31, 2009 and September 30, 2008:

	March 31,	September 30,
	2009	2008
	(unaudited)

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,535,588	2,535,588
Commercial land and improvements	3,641,098	3,641,098
	11,312,982	11,312,982

Less accumulated depreciation	(1,674,493)	(1,613,763)
	9,638,489	9,699,219

Residential rental property	145,847	145,847
Less accumulated depreciation	(18,578)	(17,220)
	127,269	128,627

Investment properties for lease, net of accumulated depreciation	$9,765,758	$9,827,846

Depreciation expense totaled $62,088 for both the six-month periods ended March 31, 2009 and 2008.  Depreciation expense totaled $124,176 for the year ended September 30, 2008.

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

The Company also holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,641,098 at March 31, 2009 and September 30 2008.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2008, for further information on operating lease agreements and land held for investment or development purposes.

Note 3 — Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	March 31, 2009	September 30, 2008
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest at a fixed rate of 6%.	$322,609	$355,446

A line of credit agreement with a national financial institution to procure site work on the North Augusta, South Carolina property during the second quarter of 2008 and also to purchase an additional acre adjoining the North Augusta, South Carolina property in May 2008. This loan was secured by an Auction Rate Security account held as part of the Company’s investments at September 30, 2008. The note carried an interest rate of prime plus 2.125% (7.125% at September 30, 2008). During November 2008 the Security was sold and the loan balance has been paid in full as of March 31, 2009.	—	183,850

A line of credit with a regional financial institution for up to $251,934 procured in March 2008 with a floating interest rate based on prime (3.25% at March 31, 2009) and originally payable in full in April 2009. The current balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008. The line of credit is collateralized by the residential property on Stanley Drive.	243,019	243,019

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	2,105,292	2,233,240

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $21,234, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%. A portion of the proceeds from the loan was used to pay down other notes payable.	2,846,909	2,890,298
	5,517,829	5,905,853
Less current maturities	(673,852)	(842,622)

	$4,843,977	$5,063,231

Note 4 — Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in North Augusta, South Carolina.  Approximately 98% of the Company’s revenues are earned from two of the Company’s investment properties, National Plaza and the Evans Ground Lease comprise approximately 48% and 48% of the Company’s revenues, respectively.  The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  The Company generates approximately 37% of its revenues though its lease with Publix.

Note 5 — Subsequent Events

In April 2009 the Company refinanced the $243,019 line of credit with a regional financial institution.  The Company entered into an agreement with the same regional financial institution to borrow the outstanding balance of $243,019, bearing interest based on the greater of prime or 6%, with interest payments due monthly, maturing in April 2010.

As of April 2009 the Company is negotiating an agreement with Columbia County regarding the potential sale of .5 acres of the land parcel that contains the Evans Ground Lease in Columbia County, Georgia.  Management does not believe that the sale of the parcel in question would have any significant affect on the Evans Ground Lease or the Company’s ability to continue leasing the property or related rental revenues.  As of April 2009, Management expects this sale to close before May 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the six months ended March 31, 2009, and a comparative analysis of the same period for 2008 are presented below:

			Increase (Decrease)
			2009 compared to 2008
	2009	2008	Amount	Percent

Rent revenue	$706,263	$702,800	$3,463	0.5%
Operating expenses	315,012	278,468	36,544	13%
Interest expense	184,628	176,319	8,309	5%
Income tax expense	68,840	93,037	(24,197)	-26%
Net income	137,783	154,976	(17,193)	-11%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.  Rent revenue increased for the six months ended March 31, 2009 primarily due to minor rent increases of existing tenants and increased recoverable property taxes billable to tenants.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2008 for further information regarding the properties owned and their lease terms.

Total operating expenses for the six months ended March 31, 2009 increased compared with the same period for 2008.  This increase was due mainly to maintenance incurred for the National Plaza shopping center in late March 2009, increased property taxes on un-leased property held for investment or development for 2009 and increased legal and professional fees.  Also, property taxes increased in relation to the purchase of the approximately 19 acres of land in North Augusta, South Carolina, in April 2007.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the current period increased slightly compared to 2008 due to debt undertaken during 2008 to procure 2 additional parcels in 2008 adjoining the North Augusta site previously purchased during 2007.

Income tax expense for the six month period ended March 31, 2009 decreased as the Company’s net income decreased due to increased operating and interest expense was offset by the differences between the reporting of deferred revenue for financial accounting purposes and income tax purposes.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at March 31, 2009 was 22%.   The ratio was 46% at September 30, 2008.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).  The Company continues to pursue additional sources of rent revenue and to evaluate opportunities to reduce operating costs.  The Company has the ability to obtain additional short term financing, should it become necessary, until revenues and cash flow from operations are sufficiently increased.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the six-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

   Not applicable to smaller reporting companies

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings regarding the potential condemnation of .1 acres, of the approximate 19 acre parcel of land located in North Augusta, South Carolina.  Management of the Company does not believe that these proceedings have any material impact on the future marketability or development of this tract.  Management does not expect this matter to have any material impact on business going forward, regardless of the outcome.

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Management of the Company notes that no Forms 8K was filed during the period and Management is not aware of any un-reported matters occurring during the period that would require disclosure in a Form 8K.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the six months ended March 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 14, 2009

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer