Form 10-Q
period 2009-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2009-08-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2009
Common Stock, $0.10 Par Value	5,243,107 shares

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(unaudited)	*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,684	$24,764
Investments	—	250,000
Receivables from tenants	199,370	221,061
Income taxes receivable	11,665	30,002

Total current assets	241,719	525,827

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,093,616	6,186,748
Land and improvements held for investment or development	3,641,098	3,641,098

	9,734,714	9,827,846

OTHER ASSETS	99,474	98,312

	$10,075,907	$10,451,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$181,004	$275,320
Current maturities of notes payable	681,599	842,622
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	887,255	1,142,594

LONG-TERM LIABILITIES
Notes payable, less current portion	4,731,382	5,063,231
Deferred income taxes	483,014	475,413
Deferred revenue, less current portion	121,190	139,679

Total long-term liabilities	5,335,586	5,678,323

Total liabilities	6,222,841	6,820,917

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 shares issued and outstanding	524,311	524,711
Additional paid-in capital	333,216	332,816
Retained earnings	2,995,539	2,773,541

Total Equity	3,853,066	3,631,068

Total Liabilities and Stockholders’ Equity	$10,075,907	$10,451,985

*Derived from the 10KSB for the year ended September 30, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

RENT REVENUE	$365,210	$359,683	$1,071,473	$1,062,483

OPERATING EXPENSES
Depreciation and amortization	32,300	32,476	96,195	97,429
Property taxes	65,366	63,309	201,202	181,366
Payroll and related costs	16,589	15,456	48,302	46,771
Insurance and utilities	10,726	11,342	30,962	32,419
Repairs and maintenance	11,763	5,427	43,208	20,741
Professional services	4,814	3,025	35,875	27,386
Other	33	1,307	858	4,614

	141,591	132,342	456,602	410,726

Operating income	223,619	227,341	614,871	651,757

OTHER INCOME (EXPENSE)
Interest	(90,776)	(88,264)	(276,221)	(264,667)
Other Income	2	—	818	—

	(90,774)	(88,264)	(275,403)	(264,667)

Income before income taxes	132,845	139,077	339,468	387,090

INCOME TAXES PROVISION	48,630	51,353	117,470	144,390

Net income	84,215	87,724	221,998	242,700

RETAINED EARNINGS, BEGINNING OF PERIOD	2,911,324	2,641,663	2,773,541	2,486,687

RETAINED EARNINGS, END OF PERIOD	$2,995,539	$2,729,387	$2,995,539	$2,729,387

PER SHARE DATA
Net income per common share	$0.02	$0.02	$0.04	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net income	$84,215	$87,724	$221,998	$242,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,300	32,476	96,195	97,429
Changes in deferred and accrued amounts:	(12,060)	(673)	(69,401)	(40,085)
	—
Net cash provided by operating activities	104,455	119,527	248,792	300,044

INVESTING ACTIVITIES
Proceeds from the sale of investments	—	—	250,000	—
Purchases of, and improvements to, investment properties	—	(829,267)	—	(917,117)

Net cash provided by (used in) investing activities	—	(829,267)	250,000	(917,117)

FINANCING ACTIVITIES
Proceeds from (repayments to) line of credit, net	—	250,000	—	250,000
Proceeds from noted payable	—	553,773	—	555,707
Principal payments on notes payable	(104,848)	(156,825)	(492,872)	(241,044)

Net cash provided by (used in) financing activities	(104,848)	646,948	(492,872)	564,663

Net increase in cash and cash equivalents	(393)	(62,792)	5,920	(52,410)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,077	357,406	24,764	347,024

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,684	$294,614	$30,684	$294,614

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$90,776	$88,624	$276,221	$275,016

Cash paid for income taxes	$40,170	$47,660	$91,532	$177,154

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-KSB for the year ended September 30, 2008 when reviewing interim financial statements.

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

Refer to the Company’s Form 10-KSB for the year ended September 30, 2008 for further information regarding its critical accounting policies.

Note 2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at June 30, 2009 and September 30, 2008:

	June 30,	September 30,
	2009	2008
	(unaudited)

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,535,588	2,535,588
Commercial land and improvements	3,641,098	3,641,098
	11,312,982	11,312,982

Less accumulated depreciation	(1,704,859)	(1,613,763)
	9,608,123	9,699,219

Residential rental property	145,847	145,847
Less accumulated depreciation	(19,256)	(17,220)
	126,591	128,627

Investment properties for lease, net of accumulated depreciation	$9,734,714	$9,827,846

Depreciation expense totaled $93,133 for both the nine-month periods ended June 30, 2009 and 2008.  Depreciation expense totaled $124,176 for the year ended September 30, 2008.

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

The Company also holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,641,098 at June 30, 2009 and September 30, 2008.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2008, for further information on operating lease agreements and land held for investment or development purposes.

Note 3 — Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	June 30, 2009	September 30, 2008
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest at a fixed rate of 6%.	$305,818	$355,446

A line of credit agreement with a national financial institution to procure site work on the North Augusta, South Carolina property during the second quarter of 2008 and also to purchase an additional acre adjoining the North Augusta, South Carolina property in May 2008. This loan was secured by an Auction Rate Security account held as part of the Company’s investments at September 30, 2008. The note bears interest at prime plus 2.125% (7.125% at September 30, 2008). During November 2008 the Security was sold and the loan balance was paid in full as of March 31, 2009.	—	183,850

A line of credit with a regional financial institution for up to $251,934 procured in March 2008 with a floating interest rate based on prime and originally payable in full in April 2009. In April 2009 the Company refinanced the $243,019 line of credit with a regional financial institution. The Company entered into an agreement with the same regional financial institution to borrow the outstanding balance of $243,019, bearing interest based on the greater of prime or 6% with interest payments due monthly, maturing in April 2010. The current balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008. The line of credit is collateralized by the residential property on Stanley Drive.

	243,019	243,019

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	2,039,410	2,233,240

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $21,234, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%. A portion of the proceeds from the loan was used to pay down other notes payable.	2,824,735	2,890,298
	5,412,982	5,905,853
Less current maturities	(681,600)	(842,622)

	$4,731,382	$5,063,231

Note 4 — Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in North Augusta, South Carolina.  Approximately 99% of the Company’s revenues are earned from two of the Company’s investment properties, National Plaza and the Evans Ground Lease comprise approximately 52% and 47% of the Company’s revenues, respectively.   The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  The Company generates approximately 37% of its revenues though its lease with Publix.

Note 5 — Subsequent Events

In July 2009 the Company sold approx .53 acres to Columbia County, Georgia for roadway improvements.  Due to the lease agreement of the Evans Ground Lease and a related debt agreement collateralized by the Evans Ground Lease with Principal Life Insurance Company,  all proceeds  of the sale were split accordingly between the Evans Ground Lease Tenant and Principal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the nine months ended June 30, 2009, and a comparative analysis of the same period for 2008 are presented below:

			Increase (Decrease)
			2009 compared to 2008
	2009	2008	Amount	Percent

Rent revenue	$1,071,473	$1,062,483	$8,990	1%

Operating expenses	456,602	410,726	45,876	11%

Interest expense	276,221	264,667	11,554	4%

Income tax expense	117,470	144,390	(26,920)	-19%

Net income	221,998	242,700	(20,702)	-9%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.  Rent revenue increased slightly for the nine months ended June 30, 2009 primarily due to minor rent increases of existing tenants and increased recoverable property taxes billable to tenants.

Refer to the Company’s Form 10-KSB for the year ended September 30, 2008 for further information regarding the properties owned and their lease terms.

Total operating expenses for the nine months ended June 30, 2009 increased compared with the same period for 2008.  This increase was due largely to maintenance incurred for the National Plaza shopping center in late March 2009, an increase property taxes on un-leased property held for investment or development for 2009 and increased legal and professional fees.  Property taxes increased in relation to the purchase of the approximately 19 acres of land in North Augusta, South Carolina, in April 2007.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the current period increased slightly compared to 2008 due to debt undertaken during 2008 to procure 2 additional parcels in 2008 adjoining the North Augusta site previously purchased during 2007.

Income tax expense for the nine month period ended June 30, 2009 decreased as the Company’s net income decreased due to increased operating and interest expense was offset by the differences between the reporting of deferred revenue for financial accounting purposes and income tax purposes.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at June 30, 2009 was 27%.   The ratio was 46% at September 30, 2008.  Management of the Company expects future liquidity needs of the Company to be funded from operating revenues of the Company and appreciation in investment properties (which can be sold or mortgaged, if necessary).  The Company continues to pursue additional sources of rent revenue and to evaluate opportunities to reduce operating costs.  The Company has the ability to obtain additional short term financing, should it become necessary, until revenues and cash flow from operations are sufficiently increased.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the nine-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

Not Applicable

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

Item 6. Exhibits and Reports on Form 8-K

	Exhibit No.	Description
(a)	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the nine months ended June 30, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 14, 2009

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer