Form 10-K
period 2009-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2009-12-24
CIK 88572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 0-7865

SECURITY LAND & DEVELOPMENT CORPORATION

(A GEORGIA CORPORATION)

INTERNAL REVENUE SERVICE

EMPLOYER IDENTIFICATION NUMBER 58-1088232

2816 WASHINGTON ROAD, #103, AUGUSTA, GA  30909

TELEPHONE NUMBER 706-736-6334

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The registrant’s total revenues for the fiscal year ended September 30, 2009 were $ 1,600,700.

As of the close of the period covered by this report, registrant had outstanding 5,243,107 shares of common stock.  There is no established market for the common stock of the registrant.  Therefore, the aggregate market value of the voting stock held by non-affiliates of the registrant is not known.

DOCUMENTS INCORPROATED BY REFERENCE

NONE

PART I

Item 1. Business.

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

The Company’s primary development and income producing activities are:

1.               Retail strip center on 15.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”).  Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. (“Publix”) who operates a retail food supermarket.  The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants.  At September 30, 2009, approximately 6,500 square feet of this remaining space was leased.

2.               An outparcel of the National Plaza that is 0.89 acres and is leased commercially under a 20-year ground-lease to an auto-repair service operation.

3.               Long-term ground lease (“Evans Ground Lease”) on approximately 18 acres in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive to Lowe’s, a national home improvement retailer.

4.               Residential Property on Stanley Drive, currently for lease as a single-family residence.

The Company owns certain other properties that are more fully described in Item 2, “Properties.”

In January of 2007 construction of the Evans Ground Lease was completed and the Company began collecting full monthly rent.  The Evans Ground Lease represents approximately 41% of the Company’s net leased assets at September 30, 2009.  Rent revenue, including monthly rent, recognition of previously deferred revenue and property taxes from the Evans Ground Lease represented 46% and 48% of the Company’s total gross rent revenue for the years ended September 30, 2009 and 2008. The Company also expects the long-term ground lease in Evans, Georgia to provide a substantial portion of the Company’s revenue from leasing in future years.

Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995.  The National Plaza represents approximately 57% of the Company’s net leased assets at September 30, 2009.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the lease with Publix Supermarkets, Inc. represented 40% and 41% of the Company’s total gross rent revenue for the years ended September 30, 2009 and 2008.  Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing.   See Item 2, “Properties” for additional information related to these properties and the lease agreements.

The Company owns additional undeveloped land in and around the Augusta, Georgia and North Augusta, South Carolina area that is being held for investment purposes. Management of the Company believes that the market value of the property owned is greater than its carrying value. The Company presently has three employees, all of whom are officers and/or stockholders of the Company.

Item 1A. Risk Factors.

The Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

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

3.               Approximately 17 acres of developed land in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive.

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

Description of real estate and operating data:

The Company holds approximately 12.77 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road.  The land was purchased in five transactions.  Initially, the Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest held by two individuals, one of which is a principal stockholder and member of the Board of Directors.  In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest.  One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company.  The aggregate purchase price of the land was $522,846.  A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described.  The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals.  The purchase price of the land was $371,970.  In a fourth transaction, the Company purchased for $342,122 an additional 1.03 acres on Old Evans Road in Evans, Georgia that adjoins the above described properties.  And in the fifth and final transaction in 2004, the

Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels from a member of the Board of Directors.  The cost of the parcel acquired in 2004, was $467,874.  The Company’s net book value of the investment properties acquired in these five transactions of $1,703,591, including the cost of improvements thereon, is approximately 17% of the Company’s total assets at September 30, 2009.  The Company has a Federal tax basis in the investment property of approximately $1,061,920.  The Company signed a long-term ground lease for the development of Lowe’s on this property as well as the 4.61 acres, discussed below, during 2006. The Company began earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia during the 3rd Quarter of 2006.  The Company received $20,833 in monthly rent until the January 2007 expiration of the development period.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. A note payable to an insurance company is collateralized with the property and an assignment of the long-term ground lease.  The note is payable in monthly installments of $19,137 including interest, through May 1, 2027, and bears interest of a fixed rate of 5.85%.  The balance of the loan was $2,525,518 at September 30, 2009.  Property taxes paid on this property and the 4.61 acres described above in 2009 totaled $131,950.

The Company’s net book value of National Plaza, $3,401,072 at September 30, 2009, amounts to approximately 34% of the Company’s total assets at September 30, 2009.

Construction of the National Plaza was completed in May 1995.  National Plaza has 69,000 square feet of available lease space.  National Plaza was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose.  The Company has leased 56,000 square feet to Publix, which, as National Plaza’s anchor tenant, operates a retail food supermarket.  The Company, as lessor, has a twenty-year lease agreement with Publix.  The lease became effective May 15, 1995.  The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this Publix store’s annual gross sales in excess of approximately $37 million.  For the Company’s years ended September 30, 2009 and 2008, the supermarket had not achieved this sales level.  The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix.  For 2009, this reimbursement was approximately $53,462. At the lessee’s option the lease may be extended in five-year increments for an additional twenty years on substantially the same lease terms.  As part of the lease agreement, Publix contributed approximately $493,000 to the construction of National Plaza.  The Company capitalized this contribution and is recognizing the related revenue over the twenty-year life of the lease.

The Company financed National Plaza with a $4,300,000 loan, with interest that is fixed at 7.875%.  Annual principal and interest payments total $427,596.  The balance of the loan was $1,972,223 at September 30, 2009.  The loan matures in June 2015 and is scheduled to be fully amortized at that time.  The loan is secured with a mortgage interest in National Plaza and an assignment of lease payments (rent) from the property.  The property is located on Washington Road in Augusta, Georgia.  Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company’s tenants.  The Company’s operation of National Plaza is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants.  The Company competes with other retail strip centers in the area to maintain stable occupancy.  Management of the Company believes that the location and visibility of National Plaza provides for favorable conditions for maintaining occupancy.  At September 30, 2009, the Company had leased 50% of the 13,000 square feet not leased to Publix.  These individual leases have terms ranging from monthly renewal to five years, with monthly lease payments including CAM ranging from $1,295 to $2,004.  Following is selected statistical information regarding National Plaza at September 30, 2009:

Occupancy rate — 91%	(Publix is the only tenant to occupy 10% or more of the leasable square feet.)
Effective rental rates —

	Square Feet	Rental Per
	Leased	Square Foot

Publix Supermarkets, Inc.	56,000	$8.25
Other tenants	6,500	13.89

The principal business of the other tenants currently includes a nail salon, take-out restaurant, stock brokerage office, beauty supply store and a hair salon.

A schedule of lease expirations at National Plaza for each of the next ten years, beginning with the Company’s year-end September 30, 2009 is presented below (does not include potential extensions or ground leases on outparcels).

		Total area in		Percentage of
	Number of	square feet	Annual rental	gross annual
Year ending	tenants whose	covered by	represented by	rental represented
September 30,	leases will expire	expiring leases	expiring leases	by expiring leases

2010	1	1,300	$18,200	1.6%
2011	2	2,600	37,400	3.4%
2012	—	—	—	—
2013	1	1,300	13,260	0.9%

Note:  One lease for 1,300 square feet expired in 2008 but is now on month-to-month terms.  As of September 30, 2009, the Company is negotiating a new one year lease with the tenant that, if executed, would expire in 2010, not including any renewal options.  But as of September 30, 2009, this lease has not yet been executed.

The percentage of gross annual rents represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve-month fiscal period.  The Company currently does not have plans for significant renovations or improvements to National Plaza.

The Company’s Federal tax basis in National Plaza at September 30, 2009, excluding land and before accumulated depreciation is approximately $4,339,522.  Federal tax basis accumulated depreciation is approximately $2,170,545.  Property taxes on the National Plaza totaled $85,275 in 2009.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia.  The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of approximately $511,726 and with approximately $250,000 of proceeds from a note payable.  The office building was demolished during 2006.  The Company’s net book value in this property is approximately $693,167 at September 30, 2009.  For tax purposes, the Company recognized a loss of $236,859 on the demolition of the building in 2006.  The Company’s Federal tax basis in the property is approximately $175,261 at September 30, 2009.  There is no outstanding debt on this property at September 30, 2009.  Prior to the demolition, the property, excluding land cost, was being depreciated for financial reporting purposes using the straight-line method over 39 years.  The property adjoins the 12.77 acres of land in Evans, Georgia.  In July 2009, the Company sold an easement consisting of approximately .52 acres of the total Evans Ground Lease tract for $300,000.  The Company recognized a gain of approximately $195,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement.  The Company’s management does not feel that the easement sale had any adverse impact on the existing lease or the Company’s ability to lease the land going forward.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia.  At September 30, 2006 the property was collateral for a 6.25% note, the balance of this note was paid off in full with a portion of the Principal note that was taken out in 2007.  The property was purchased for approximately $145,847.  The property is located adjacent to several properties held by the Company.  The location of this property may enhance the appreciation and future marketability of the property.  The Company’s Federal tax basis in the property was approximately $123,785.  Property taxes paid on this property in 2009 totaled $4,126.

During 2007, the Company purchased approximately 14.57 acres of undeveloped land for $2,339,678 held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.  At September 30, 2009 there is no outstanding debt on the property.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $160,000 for future development adjoining the 14.57 acres.  At September 30, 2009 there is no outstanding debt on this additional 1 acre.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $350,000 held for future development adjoining the 14.57 acres.  At September 30, 2009 the Company owes $243,019 on this additional 1 acre.  During 2008, the Company purchased an additional 2.81 acres of undeveloped land for $421,500 held for future development adjoining the 14.57 acres. At September 30, 2009 the Company owes $288,773 on this additional 2.81 acres.  The undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina totals 19.38 acres.

No other property owned by the Company at September 30, 2009, had a book value amounting to 10% or more of the total assets of the Company.

All of the properties owned by the Company are owned in fee simple interest.

In the opinion of management of the Company, all of the properties owned by the Company are adequately covered by insurance.

Item 3. Legal Proceedings.

The Company is presently not a party to any matters of litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s securities.  The approximate number of holders of the Company’s common stock is 750.

No dividends have been declared or paid during the two years ended September 30, 2009.  The Company has no restrictions that currently, or that may reasonably be expected to, limit materially the amount of dividends paid.

Item 6. Selected Financial Data.

The following table summarizes our selected historical consolidated financial information for each of the last five years.  The selected financial information under the captions “Income Statement Data,” “Per Share Data,” “Balance Sheet Data,” and “Other Data” shown below has been derived from our audited consolidated financial statements.  This table should be read in conjunction with other consolidated financial information of the Company, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, included elsewhere herein.

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
Income Statement Data:
Revenue	$1,600,700	$1,413,791	$1,320,791	$873,085	$821,474
Operating income	984,109	817,536	817,950	179,238	407,208
Interest expense	360,370	371,562	301,086	241,377	258,051
Net income (loss)	387,442	286,854	352,765	(10,936)	93,685
Per Share Data:
Net income (loss) per share	0.07	0.05	0.07	(0.01)	0.02
Balance Sheet Data:
Total assets	9,981,887	10,451,985	9,650,420	7,086,287	7,037,958
Notes payable	5,029,533	5,905,853	5,447,923	2,547,225	2,864,583
Stockholder’s equity	4,018,509	3,631,068	3,344,214	2,991,449	3,002,385
Other Data:
Cash flow provided by operating activities	335,280	583,294	339,341	135,726	240,708

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies:

Estimates of Useful Lives of Investment Properties for Purposes of Depreciation

Company management has estimated the useful lives of investment properties, except for land, that are leased, and Company management utilizes the straight-line method to compute depreciation over the estimated useful lives of the investment properties.  Actual depreciation of investment properties will vary from management’s estimates, and the value of investment properties is more directly impacted by market conditions and the physical condition of the investment properties.

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

Estimates of Income Tax Rates Applicable to Deferred Taxes

Company management has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets.  Company management has estimated deferred income tax liabilities of $483,382 at September 30, 2009.  Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Results of Operations:

			Increase (Decrease)
			2009 compared to
			2008
	2009	2008	Amount	Percent

Rent revenue	$1,405,915	$1,413,791	$(7,876)	1%
Gain on sale of investment property	194,785	—	$194,785	—
Operating expenses	616,591	596,255	$20,336	3%
Interest expense	360,370	371,562	$(11,192)	-3%
Net income	387,442	286,854	$100,588	35%

			Increase (Decrease)
			2008 compared to
			2007
	2008	2007	Amount	Percent

Rent revenue	$1,413,791	$1,320,791	$93,000	7%
Operating expenses	596,255	502,841	$93,414	19%
Interest expense	371,562	301,086	$70,476	23%
Net income	286,854	352,765	$(65,911)	-19%

Rent revenue from leasing activities is provided by the following properties:

	2009	2008	2007

National Plaza	$697,823	$680,408	$694,707
Outparcel at National Plaza	56,160	55,500	45,000
Evans	645,932	676,883	574,784
Other	6,000	1,000	6,300

	$1,405,915	$1,413,791	$1,320,791

Years Ended September 30, 2009 and 2008

National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix as the investment property’s anchor tenant.  See Item 2, “Properties” for additional information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 50% leased as of the period ending September 30, 2009 and approximately 40% leased as of September 30, 2008.  Attempts are being made to lease the vacant space.  Also see Item 2, “Properties” for effective rental rates and lease expirations related to this property.  Rent revenue from Publix and National Plaza remained relatively consistent compared with the prior years’ amounts.  In May 2006 the Company entered into a long-term ground lease with Lowes, a national home improvement retailer, with a portion of total monthly rent due during the construction period, which was completed in January 2007. Rent revenues in 2009 remained relatively consistent with 2008.  See Item 2, “Properties” for additional information regarding the Evans Ground Lease.  Management expects both of the above two lease arrangements to continue to provide a substantial portion of the Company’s revenues.

Operating expenses increased slightly by $20,336 (3%) from 2008 as the Company did not purchase any additional land holdings in 2009 as compared to 2008.  Operating costs of the Company consists mainly of the costs of managing National Plaza and property taxes related to the Company’s land holding portfolio.  Company management expects operating expenses for 2010 to be relatively consistent with 2009.

Interest expense decreased slightly $11,192 (-3%) from 2008.  The Company’s interest costs relate to outstanding debt on the Company’s land holdings as discussed above in Item 2, “Properties”.  In 2009 the Company sold an easement on a portion of the tract of land related to the Evans Ground Lease described above.  Management used a portion of the related proceeds to pay down outstanding long-term debt which resulted in decreased interest expense in 2009.  Company management expects interest expense for the year ending September 30, 2010 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

In 2009 the Company sold an easement on a portion of the tract of land related to the Evans Ground lease described above.   The Company recognized a gain of approximately $195,000 from the sale resulting in the increase in net income noted above.

Years Ended September 30, 2008 and 2007

National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix as the investment property’s anchor tenant.  See Item 2, “Properties” for additional information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet was available for lease to additional tenants.  This additional space was approximately 40% leased as of the period ending September 30, 2008 and approximately 50% leased as of September 30, 2007.  Also see Item 2, “Properties” for effective rental rates and lease expirations related to this property.  Rent revenue from Publix and National Plaza remained relatively consistent compared with the prior years’ amounts.  In May 2006 the Company entered into a long-term ground lease with Lowes, a national home improvement retailer, with a portion of total monthly rent due during the construction period, which was completed in January 2007. Rent revenues increased in 2008 due to collecting full rental revenues from the Evans Ground Lease throughout the fiscal year 2008.  See Item 2, “Properties” for additional information.  Management expects both of the above two lease arrangements to continue to provide a substantial portion of the Company’s revenues.

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

Liquidity and Sources of Capital:

The percentage of current assets to current liabilities was 28% at September 30, 2009, and was 46% at September 30, 2008.  This decrease in the current year is due to decreased investments balance included in current assets at September 30, 2009 as compared to September 30, 2008.  During 2009, the Company sold $250,000 of short term investments that were held as of September 30, 2008 to pay down short term debt.  Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancings and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments in fiscal year 2010 totaling $469,729.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition, the Company’s line of credit of $243,019 is due to be repaid in April 2010.  The Company is in the process of securing refinancing of this line of credit prior to its maturity.  Additionally, as part of such process, the Company is seeking to increase their borrowing capacity under the line of credit in order to provide additional liquidity in the event market conditions change and the Company’s projections are not realized.  Although the Company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises principally from the risk inherent in the credit quality of our tenants.  Company management regularly evaluates the individual tenants considering their financial condition, credit history and current economic conditions.

Item 8. Financial Statements

The following consolidated financial statements of Security Land & Development Corporation and Subsidiaries are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Security Land and Development

Corporation and Subsidiaries

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation and Subsidiaries (“the Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated balance sheets as of September 30, 2009 and 2008 and the related consolidated statements of operations and retained earnings and cash flows for the years then ended, present fairly, in all material respects, the financial position of Security Land and Development Corporation and Subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about of the effectiveness of Security Land and Development Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2009, included in the accompanying Item 9A(T) Controls and Procedures, Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

December 22, 2009

Augusta, Georgia

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,724	$24,764
Investments	—	250,000
Receivables from tenants	249,850	221,061
Prepaid expenses	3,614	—
Income taxes receivable	—	30,002

Total current assets	287,188	525,827

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,957,356	6,186,748
Land and improvements held for investment or development	3,641,098	3,641,098

	9,598,454	9,827,846

OTHER ASSETS	96,245	98,312

	$9,981,887	$10,451,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$243,298	$275,320
Income taxes payable	67,486	—
Current maturities of notes payable and line of credit	680,268	842,622
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	1,015,704	1,142,594

LONG-TERM LIABILITIES
Notes payable, less current portion	4,349,265	5,063,231
Deferred income taxes	483,382	475,413
Deferred revenue, less current portion	115,027	139,679

Total long-term liabilities	4,947,674	5,678,323

Total liabilities	5,963,378	6,820,917

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 and 5,247,107 shares issued and outstanding in 2009 and 2008, respectively	524,311	524,711
Additional paid-in capital	333,216	332,816
Retained earnings	3,160,982	2,773,541

Total equity	4,018,509	3,631,068

Liabilities and equity	$9,981,887	$10,451,985

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Years
	Ended September 30
	2009	2008
OPERATING REVENUE
Rent revenue	$1,405,915	$1,413,791

OPERATING EXPENSES
Depreciation and amortization	130,468	129,905

Property taxes	271,251	252,445

Payroll and related costs	67,000	107,420

Insurance and utilities	45,376	45,725

Repairs and maintenance	54,295	25,795

Professional services	45,492	30,052

Other	2,709	4,913

	616,591	596,255

Operating income	789,324	817,536

OTHER INCOME (EXPENSE)
Interest	(360,370)	(371,562)

Gain on sale of investment property	194,785	—

Other income/expense	862	13,035

	(164,723)	(358,527)

Income before income taxes	624,601	459,009
INCOME TAXES PROVISION
Current income tax expense	229,190	163,852

Deferred income tax expense	7,969	8,303

	237,159	172,155

Net income	387,442	286,854

RETAINED EARNINGS, BEGINNING OF YEAR	2,773,541	2,486,687

RETAINED EARNINGS, END OF YEAR	3,160,983	2,773,541

PER SHARE DATA
Net income per common share	$0.07	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years
	Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$387,442	$286,854
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment property	(194,785)	—
Depreciation and amortization	130,468	129,905
Deferred income taxes	7,969	8,322
Changes in deferred and accrued amounts:
Receivables from tenants	(28,789)	(64,182)
Prepaid expenses	(3,614)	20,088
Income taxes receivable	30,002	(30,002)
Other assets	(4,225)	—
Accounts payable and accrued expenses	(32,022)	287,514
Income taxes payable	67,486	(30,553)
Deferred revenue	(24,652)	(24,652)

Net cash provided by operating activities	335,280	583,294

INVESTING ACTIVITIES
Proceeds from the sale of investments	250,000	—
Proceeds from the sale of investment property	300,000	—
Purchases of, and improvements to, investment properties	—	(929,635)

Net cash provided by (used in) investing activities	550,000	(929,635)

FINANCING ACTIVITIES
Proceeds from line of credit, net	—	243,019
Proceeds from notes payable	—	371,500
Principal payments on notes payable	(876,320)	(340,438)

Net cash provided by (used in) financing activities	(876,320)	274,081

Net increase (decrease) in cash and cash equivalents	8,960	(72,260)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,764	97,024

CASH AND CASH EQUIVALENTS, END OF YEAR	$33,724	$24,764

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$360,370	$371,562

Cash paid for income taxes	$160,680	222,164

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

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

During 2009 and 2008, substantially all operating revenues and operating expenses were related to real estate leasing.  A substantial portion of rent revenues were earned from two investment properties, a commercial retail center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia (“National Plaza”) and the Evans Ground Lease on Washington Road in Evans, Georgia (“Evans Ground Lease”). National Plaza provided approximately 50% and 48% of gross rent revenue in 2009 and 2008, respectively.  Approximately 81% of National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200.  National Plaza comprises approximately 57% of the asset Investment Properties for Lease, net of Accumulated Depreciation.  The Evans Ground Lease provided approximately 46% and 48% of gross rental revenue in 2009 and 2008 respectively.  This property, leased to a national home improvement retailer, earned rents totaling $514,768 and $538,768 in 2009 and 2008, respectively.  The Evans Ground Lease comprises approximately 41% of investment properties held for lease, net, by the Company at September 30, 2009.

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

Revenue recognition

Rent revenue is recognized on a straight-line basis over the term of the related lease agreements.  The Company is reimbursed by tenants for property taxes and other maintenance fees.  These reimbursements totaled $261,748 and $244,637 which is included in rent revenue for the years ended September 30, 2009 and 2008, respectively.

(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Gains, or losses, realized from sales of real estate are recognized substantially when title to the property has passed and the risks and benefits of ownership have been transferred to the buyer.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount. The Company measures the impairment loss as the amount by which the asset’s carrying amount exceeds the fair value of the asset. At September 30, 2009 and 2008, the Company believes that none of its long-lived assets are impaired.

Cash and cash equivalents

For purposes of reporting cash flows, the Company considers financial instruments with an original maturity at the time of purchase of 3 months or less to be cash equivalents.

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements.  Receivables are carried at original invoice amount.  Management estimates an allowance for doubtful accounts by regularly evaluating individual tenant receivables and considering the collectability of balances due based on each tenant’s financial condition, credit history, and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recognized in income when received.  The Company has determined that no allowance for uncollectible accounts is required at September 30, 2009 and 2008.

(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method.  Lease commissions, net of accumulated amortization, of $35,068 and $33,656 at September 30, 2009 and 2008, respectively, are included in Other Assets in the accompanying consolidated balance sheets.

Loan Fees

Loan fees are capitalized and amortized over the term of the loan using the straight-line method.  Loan fees, net of accumulated amortization, were $61,177 and $64,656 at September 2009 and 2008, respectively.  Loan fees are included in Other Assets in the accompanying consolidated balance sheets.

Income taxes

The Company files a consolidated income tax return.  Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting basis and income tax basis of assets and liabilities.  Deferred tax assets and liabilities represent future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are adjusted for changes in tax laws and tax rates when those changes are enacted.  The Company has determined that it has no uncertainties in its income taxes.

Net income per common share

Net income per common share is calculated on the basis of the weighted average number of shares outstanding.  The Company has no stock option plans, or other instruments resulting in earnings per share dilution.  For 2009 and 2008 the weighted average number of shares outstanding was 5,243,107 and 5,247,107, respectively.  Therefore, only basic net income per common share is presented.

Recently issued accounting standards

In September 2006, the FASB issued guidance that  establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements.  This guidance was effective for the Company beginning with the quarter ended December 31, 2008 and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following the effective date of the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b)provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification did not have a significant impact on the determination or reporting of the Company’s financial results.

(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

In May 2009, the FASB issued guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. Such guidance is effective for reporting periods ending after June 15, 2009. The Company’s consolidated financial statements include a disclosure included reflecting such guidance.

Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the State of Georgia, and in North Augusta, South Carolina.  In 2009 and 2008, approximately 100% of the Company’s revenues were rental related revenue.  During 2009 the Company sold a small portion of the land parcel related to the Evans Ground Lease as an easement to the local government which resulted in the only significant non-rental related income for the years ended 2009 or 2008.  In 2009 and 2008, approximately 49% and 48%, respectively of the Company’s rental revenues were earned from National Plaza.  Approximately 81% of National Plaza is leased to one tenant, a regional food supermarket.  Approximately 46% and 48% of the Company’s  rental revenues in 2009 and 2008, respectively, were earned from the Evans Ground Lease, which is 100% leased to a major national home improvement retailer.

The majority of the Company’s receivables from tenants at September 30, 2009 and 2008 were receivable from two tenants, the regional food supermarket that leases property at National Plaza, and the major national home improvement retailer under the Evans Ground Lease.

The Company places its cash and cash equivalents with high quality financial institutions. At times the Company’s cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits.

Subsequent events

These consolidated financial statements have not been updated for subsequent events occurring after December 22, 2009, which is the date these financial statements were available to be issued.

NOTE 2 — INVESTMENTS

At September 30, 2008 the Company held $250,000 in auction rate securities classified as available-for-sale.  Available-for-sale securities are available to meet the Company’s current operational needs and accordingly are classified as short-term.  Available-for-sale securities are carried at fair value with the unrealized gains and losses, if any, net of applicable taxes recorded as a separate component of other comprehensive income (loss) on the consolidated statements of comprehensive income.  For 2008 the Company’s unrealized gains and losses from its auction rate securities were insignificant thus the Company has not reported any other comprehensive income or loss from its auction rate securities.  Net realized gains and losses from the Company’s auction rate securities are recognized in interest income on the consolidated statements of operations.  Quoted market values are used to determine the fair value of the Company’s auction rate securities.

At September 30, 2008 the Company’s auction rate securities were held in preferred and fixed rate securities with underlying investments primarily in real estate and utilities.  Auction rate securities have generally been considered short-term investments since they have a fixed reset date within one year designed to allow investors to exit these instruments at par.  However, auctions for these securities began to fail, that is sell orders began to exceed put orders, in 2008 and at September 30, 2008 the Company’s ability to exit these instruments in the short-term was not guaranteed.  However, during 2009 the Company was able to sell at par the entire $250,000 it held in auction rate securities and settle related debt for which the auction rate securities were held as collateral.  The amount owed under the related debt was $183,850 at September 30, 2008 (See Note 4).  As of September 30, 2009 the Company does not hold any auction rate securities, or other related investments.

NOTE 3 - INVESTMENT PROPERTIES

Investment properties leased or held for lease

Investment properties leased or held for lease to others under operating leases consist of the following at September 30:

	2009	2008

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,430,373	2,535,588
Commercial land and improvements	3,641,098	3,641,098
	11,207,767	11,312,982

Less accumulated depreciation	-1,735,224	-1,613,763
	9,472,543	9,699,219

Residential rental property	145,847	145,847
Less accumulated depreciation	-19,936	-17,220
	125,911	128,627

Investment properties for lease, net of	$9,598,454	$9,827,846

Depreciation expense totaled $124,176 in both 2009 and 2008, respectively.

Approximately 81% of National Plaza is leased to a regional food supermarket.  The lease requires minimum annual rental payments of $463,200, expires in 2015 and is renewable for a total of an additional twenty years at substantially similar lease terms.  The lease provides for the supermarket to pay for interior maintenance and utilities and property taxes on a proportional basis.

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2009 and 2008, the supermarket did not achieve this gross sales level.

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

(Continued)

NOTE 3 - INVESTMENT PROPERTIES, Continued

Investment properties leased or held for lease, continued

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2010	$1,084,140
2011	1,067,565
2012	1,065,773
2013	1,066,856
2014	1,059,176
Thereafter	7,633,413

$12,976,923

Land and improvements held for investment or development

The Company also holds for investment or future development approximately 19.38 acres of undeveloped commercial land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company’s National Plaza investment property.  The aggregate cost of these investment properties held for investment or development was $3,641,098 at September 30, 2009 and 2008.

NOTE 4 — NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit consisted of the following at September 30:

	2009	2008
A note payable to the seller of 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest of a fixed rate of 6%.	$288,773	$355,446

A line of credit agreement with a national financial institution to procure site work on the North Augusta, South Carolina property during the second quarter of 2008 and also to purchase an additional acre adjoining the North Augusta, South Carolina property in May 2008. This loan was secured by an Auction Rate Security account held as part of the Company’s investments at September 30, 2008. The note bore interest at prime plus 2.125% (7.125% at September 30, 2008). During fiscal year 2009 the Security was sold and the loan balance was paid in full.	—	183,850

A line of credit with a regional financial institution for up to $251,934 procured in March 2008 with a floating interest rate based on prime and originally payable in full in April 2009. In April 2009 the Company refinanced the $243,019 line of credit with a regional financial institution. The Company entered into an agreement with the same regional financial institution to borrow the outstanding balance of $243,019, bearing interest based on the greater of prime or 6% (6% at September 30, 2009) with interest payments due monthly, maturing in April 2010. The current balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008 and is collateralized by the residential property on Stanley Drive.

	243,019	243,019

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	1,972,223	2,233,240

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,525,518	2,890,298
	5,029,533	5,905,853
Less current maturities	(680,268)	(842,622)

	$4,349,265	$5,063,231

(Continued)

NOTE 4 — NOTES PAYABLE AND LINES OF CREDIT, Continued

Aggregate maturities of notes payable and the line of credit are as follows at September 30, 2009:

2010	$680,268
2011	469,729
2012	504,660
2013	520,850
2014	492,727
Thereafter	2,361,299

$5,029,533

All interest incurred for 2009 and 2008 was expensed by the Company.

Current maturities of notes payable will require the Company to make payments in fiscal year 2010 totaling $469,729.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition, the Company’s line of credit of $243,019 is due to be repaid in April 2010.  The Company is in the process of securing refinancing of this line of credit prior to its maturity.  Additionally, as part of such process, the Company is seeking to increase their borrowing capacity under the line of credit in order to provide additional liquidity in the event market conditions change and the Company’s projections are not realized.  Although the Company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

NOTE 5 — INCOME TAXES

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences that give rise to the deferred tax liability are as follows as of September 30:

	2009	2008
Deferred income tax liabilities:
Basis in Investment Properties	$483,382	$475,413

Taxable gains deferred by the Company in prior years through qualified tax-free like-kind exchanges totaled approximately $973,000.  These deferred gains for tax reporting comprise a substantial portion of the Company’s deferred income tax liabilities as of September 30, 2009 and 2008, net of the effects of depreciation.

(Continued)

NOTE 5 — INCOME TAXES, Continued

The provision for income taxes is as follows:

	For the years ended
	September 30,
	2009	2008
Current	$229,190	$163,852
Deferred	7,969	8,303

	$237,159	$172,155

The provision for income taxes for the years ended September 30, 2009 and 2008, differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

	2009	2008
Computed expected tax expense	$248,785	$174,240
Increase (decrease) in taxes resulting from:

Effects of differing tax rates on temporary differences related to:
Fixed assets	(906)	1,685
Deferred revenue	(9,365)	(9,301)
Accrued bonus and other	(1,355)	5,531

	$237,159	$172,155

NOTE 6 — RELATED PARTY TRANSACTIONS

The Company purchases insurance from an insurance company of which a member of the Company’s Board of Directors is President.  The Company’s Board of Directors believes that the insurance prices obtained from such company were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d—15(e)) as of September 30, 2009, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were effective as of September 30, 2009.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9A(T). Controls and Procedures.

Internal Controls over Financial Reporting

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

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2009.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2009 and identified the following material weakness:

•                  Due to its relatively small size and the nature of its operations, having only two key employees, whom are also married to each other, actively involved in management and financial reporting of the Company there is a lack of necessary segregation of duties and accounting personnel with the requisite knowledge of accounting principles generally accepted in the United States of America (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission (“SEC”). There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on an ongoing basis and when it becomes practicable, will make efforts to add personnel and resources to address the material weakness.  There has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s independent registered public accounting firm was not required nor engaged to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information for the current directors and executive officers of the Company.  There are no arrangements or understandings between any officers and any other persons pursuant to the election of the officers.

NAME, AGE AND
POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr.	Pharmacist and store owner of Hill Drug Company
61-Chairman of Board of Directors since 1983;	and past manager of Revco Drug Store, Inc.
Member of Board since 1983; brother of President.

T. Greenlee Flanagin	Real estate
60 - President and CEO since 1983; member of
Board since 1983; brother of Chairman of Board.

M. David Alalof	President of A.C.H.S. Insurance, an insurance company;
67 - member of Board since 1977.	Past Chairman of the State Personnel Board of Georgia

John C. Bell, Jr.	Attorney at Law
61— Vice President; Member of Board since 1983.

Gregory B. Scurlock	Vice President, First Bank of Georgia, Augusta, GA
61 - Secretary/Treasurer; member of Board since 1983.	Former Senior Vice President, Wachovia Bank,
Augusta, GA

Robert M. Flanagin	Real estate agent
52 - Member of Board since 1987.
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2009 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

Gregory B. Scurlock and M. David Alalof serve on the Company’s audit committee, both also serve on the Board of Directors and are experienced in financial matters.  The audit committee members are independent of management of the Company.

Item 11. Executive Compensation.

The table below shows the compensation (including bonuses) of the Chief Executive Officer for the three most recent fiscal years.

NAME	COMPENSATION	DATE

T. Greenlee Flanagin	$10,800	September 30, 2009
T. Greenlee Flanagin	$9,368	September 30, 2008
T. Greenlee Flanagin	$34,542	September 30, 2007

No bonuses were awarded during 2009.

Bonuses were awarded in 2008 in relation to the purchase of the North Augusta, South Carolina Property, in the amount of $40,000.  Bonuses will be paid at $5,000 per month beginning in August 2008, until paid in full.

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2009 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.

The Company does not have a stock option plan and no stock or options were awarded to executives as compensation in the past 3 years.

Each Director of the Company receives compensation of $100 per Director’s meeting for services performed as a Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2009 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

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

The Flanagin Family Group owns 2,312,403 common shares, which is approximately 44% of the Company’s 5,243,107 shares of common stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2009, by Directors and executive officers:

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

The Flanagin Family Group and all Directors and Officers as a group beneficially own 2,791,828 common shares which is approximately 53% of the Company’s 5,243,107 shares of common stock outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company purchased insurance from an insurance company of which a member of the Board of Directors is President and CEO.  The Board of Directors believe that the insurance prices were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

Item 14. Principal Accounting Fees and Services.

The accounting fees billed to the Company by Elliott Davis, LLC related to the Company’s fiscal years ended September 30, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2009	2008
(i)	Audit Fees	$32,500	$26,000

(ii)	Audit Related Fees	—	—

(iii)	Tax Fees	$2,665	$2,150

(iv)	All Other Fees	—	—

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)              Exhibits required by Item 601 of Regulation S-B.

EXHIBIT
NUMBER	DESCRIPTION

11	Computation of Earnings Per Share

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer

32.1	Section 906 Certification of T. Greenlee Flanagin

SIGNATURES

[See General Instruction D]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION

(Registrant)

/s/ T. Greenlee Flanagin	December 22, 2009
T. GREENLEE FLANAGIN	(Date)
President
Chief Executive Officer and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Stewart Flanagin, Jr.	December 22, 2009
W. STEWART FLANAGIN, JR.	(Date)
Chairman of Board

/s/ M. David Alalof	December 22, 2008
M. DAVID ALALOF	(Date)
Director

/s/ Gregory B. Scurlock	December 22, 2009
GREGORY B. SCURLOCK	(Date)
Director and Secretary-Treasurer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.