Form 10-Q
period 2009-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2010-02-12
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 8, 2010
Common Stock, $0.10 Par Value	5,243,107 shares

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$22,887	$33,724
Receivables from tenants	253,570	249,850
Prepaid salaries	—	3,614

Total current assets	276,457	287,188

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,926,312	5,957,356
Land and improvements held for investment or development	3,641,098	3,641,098

	9,567,410	9,598,454
OTHER ASSETS	94,601	96,245

	$9,938,468	$9,981,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$221,916	$243,298
Income taxes payable	45,391	67,486
Due to shareholder	21,000	—
Current maturities of notes payable and line of credit	445,148	680,268
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	758,107	1,015,704

LONG-TERM LIABILITIES
Notes payable, less current portion	4,234,942	4,349,265
Line of credit	250,000	—
Deferred income taxes	485,175	483,382
Deferred revenue, less current portion	108,864	115,027

Total long-term liabilities	5,078,981	4,947,674

Total liabilities	5,837,088	5,963,378

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	3,243,853	3,160,982

Total equity	4,101,380	4,018,509

Liabilities and equity	$9,938,468	$9,981,887

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month
	Period Ended December 31,
	2009	2008
	(unaudited)	(unaudited)
OPERATING REVENUE
Rent revenue	358,594	353,659

OPERATING EXPENSES
Depreciation and amortization	32,688	31,948
Property taxes	67,244	69,540
Payroll and related costs	17,467	15,135
Insurance and utilities	7,067	10,265
Repairs and maintenance	7,832	8,892
Professional services	14,150	18,510
Other	367	592

	146,815	154,882

Operating income	211,779	198,777

OTHER INCOME (EXPENSE)
Interest	(84,481)	(94,998)
Other income/expense	—	889

	(84,481)	(94,109)

Income before income taxes	127,298	104,668

INCOME TAXES PROVISION	44,427	35,558

Net income	82,871	69,110

RETAINED EARNINGS, BEGINNING OF PERIOD	3,160,982	2,773,541

RETAINED EARNINGS, END OF PERIOD	3,243,853	2,842,651

PER SHARE DATA
Net income per common share	$0.02	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month
	Period Ended December 31,
	2009	2008
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$82,871	$69,110
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	32,688	31,948

Changes in deferred and accrued amounts	(47,953)	(5,147)

Net cash provided by operating activities	67,606	95,911

INVESTING ACTIVITIES
Proceeds from the sale of investments	—	249,918

Net cash provided by investing activities	—	249,918

FINANCING ACTIVITIES

Proceeds from shareholder	21,000	—

Proceeds from line of credit, net	6,981	—

Principal payments on notes payable	(106,424)	(284,699)

Net cash used in financing activities	(78,443)	(284,699)

Net increase (decrease) in cash	(10,837)	61,130

CASH BEGINNING OF PERIOD	33,724	24,764

CASH END OF PERIOD	$22,887	$85,894

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$84,481	$94,998

Cash paid for income taxes	$64,729	$1,020

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note  1 — Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-K for the year ended September 30, 2009 when reviewing interim financial statements.

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

Refer to the Company’s Form 10-K for the year ended September 30, 2009 for further information regarding its critical accounting policies.

Note  2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2009 and September 30, 2009:

	December 31,	September 30,
	2009	2009
	(unaudited)

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,641,098	3,641,098
	11,207,767	11,207,767

Less accumulated depreciation	(1,765,590)	(1,735,224)
	9,442,177	9,472,543

Residential rental property	145,847	145,847
Less accumulated depreciation	(20,614)	(19,936)
	125,233	125,911

Investment properties for lease, net of accumulated depreciation	$9,567,410	$9,598,454

Depreciation expense totaled $31,044 for both the three-month period ended December 31, 2009 and 2008.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on approximately 18 acres of land in Columbia County, Georgia.  The agreement required monthly rental payments of $20,833 during the development period, which was completed in January 2007.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lessee has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. The Company is recognizing rents on a straight-line basis over the lease term.

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,641,098 at December 31, 2009 and September 30, 2009.

Refer to the Company’s Form 10-K for the year ended September 30, 2009, for further information on operating lease agreements and land held for investment or development purposes.

Note  3 — Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	December 31, 2009	September 30, 2009
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest at a fixed rate of 6%.	$271,444	$288,773

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	1,903,704	1,972,223

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,504,942	2,525,518
	4,680,090	4,786,514
Less current maturities	(445,148)	(437,249)

	$4,234,942	$4,349,265

A line of credit with a regional financial institution for up to $251,934 procured in March 2008 with a floating interest rate based on prime and originally payable in full in April 2009. In April 2009 the Company refinanced the $243,019 line of credit with a regional financial institution. The Company entered into an agreement with the same regional financial institution to borrow the outstanding balance of $243,019, bearing interest based on the greater of prime or 6% with interest payments due monthly, maturing in April 2010. The line of credit is collateralized by the residential property on Stanley Drive. The line was increased to $300,250 in January 2010 and its maturity was extended to February 2011.

	$250,000	$243,019

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancings and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $445,148.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that his will occur.

In addition, the Company’s line of credit of $250,000 at December 31, 2009 and $300,250 as of January 22, 2010 was refinanced in January 2010 and is due to be repaid in February 2011.  The Company expects to extend the maturity date of the line of credit through refinancing upon its maturity in 2011.  Although the company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Note  4 — Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in North Augusta, South Carolina.  Approximately 99% of the Company’s revenues are earned from two of the Company’s investment properties, National Plaza and the Evans Ground Lease, which comprise approximately 52% and 47% of the Company’s revenues, respectively.   The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  The Company generates approximately 37% of its revenues though its lease with Publix.

Note  5 — Subsequent Events

In January 2010, the Company secured an addition to the line of credit in the amount of $50,250, bringing the total line of credit to $300,250.  These funds were drawn and used to pay property taxes due on the Company’s investment properties.  In addition, the maturity of the line of credit was extended from April 2010 to February 2011.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the three months ended December 31, 2009, and a comparative analysis of the same period for 2008 are presented below:

			Increase (Decrease)
			2009 compared to 2008
	2009	2008	Amount	Percent

Rent revenue	$358,594	$353,659	$4,935	1%

Operating expenses	146,815	154,882	(8,067)	-5%

Interest expense	84,481	94,998	(10,517)	-11%

Income tax expense	44,427	35,558	8,869	25%

Net income	82,871	69,110	13,761	20%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.  Rent revenue increased slightly for the three months ended December 31, 2009 primarily due to minor rent increases of existing tenants and increased recoverable property taxes billable to tenants.

Refer to the Company’s Form 10-K for the year ended September 30, 2009 for further information regarding the properties owned and their lease terms.

Total operating expenses for the three months ended December 31, 2009 decreased slightly compared with the same period for 2008.  This decrease was due largely to slight decreases in insurance and utilities and professional services for the quarter ended December 31, 2009 as compared to the same period in 2008 due to timing differences of when expenses were incurred for each period.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the three month period ended December 31, 2009 decreased compared to 2008 due to the decrease in debt due to scheduled principle payments and the easement sale of a portion of the land containing the Evans Ground Lease.  A portion of the proceeds from the easement sale were used to pay down debt collateralized by the Evans Ground Lease and related property.

Income tax expense for the three month period ended December 31, 2009 increased as the Company’s net income increased due to decreased operating and interest expense noted above.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2009 was 27%.  The ratio was 28% at September 30, 2009.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $445,148.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition the Company’s line of credit of $250,000 at December 31, 2009 and $300,250 as of January 22, 2010 was refinanced in January 2010 and is due to be repaid in February 2011.  The Company expects to extend the maturity date of the line of credit through refinancing upon its maturity in 2011.  Although the Company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on the terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

Item  4T. Controls and Procedures

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

As of September 30, 2009, the Company’s management evaluated the effectiveness of its internal control.  Based on the evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2009 and identified a material weakness related to the lack of segregation of duties, accounting personnel with the requisite knowledge of GAAP and the lack of written policies and procedures over financial reporting.

Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item  1. Legal Proceedings

None

Item  1A. Risk Factors

None

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item  3. Defaults Upon Senior Securities

None

Item  4. Submission of Matters to a Vote of Security Holders

None

(Continued)

PART II - OTHER INFORMATION, Continued

Item  5. Other Information

Management of the Company notes that no Forms 8-K was filed during the period and Management is not aware of any un-reported matters occurring during the period that would require disclosure in a Form 8-K.

Item  6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three-months ended December 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	February 11, 2010

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer