Form 10-Q
period 2010-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2010-05-12
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 5, 2010
Common Stock, $0.10 Par Value	5,243,107 shares

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$20,566	$33,724
Receivables from tenants	186,314	249,850
Prepaid salaries	—	3,614
Total current assets	206,880	287,188

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,895,268	5,957,356
Land and improvements held for investment or development	3,641,098	3,641,098

	9,536,366	9,598,454

OTHER ASSETS	92,958	96,245

	$9,836,204	$9,981,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$129,830	$243,298
Income taxes payable	29,406	67,486
Due to shareholder	10,500	—
Current maturities of notes payable and line of credit	753,445	680,268
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	947,833	1,015,704

LONG-TERM LIABILITIES
Notes payable, less current portion	4,118,606	4,349,265
Deferred income taxes	487,008	483,382
Deferred revenue, less current portion	102,701	115,027

Total long-term liabilities	4,708,315	4,947,674

Total liabilities	5,656,148	5,963,378

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 shares issued and outstanding	524,311	524,311

Additional paid-in capital	333,216	333,216

Retained earnings	3,322,529	3,160,982

Total equity	4,180,056	4,018,509

	$9,836,204	$9,981,887

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUE
Rent revenue	$374,277	$352,604	$732,871	$706,263

OPERATING EXPENSES
Depreciation and amortization	32,688	31,948	65,376	63,895
Property taxes	69,784	66,295	137,029	135,835
Payroll and related costs	18,288	16,578	35,754	31,713
Insurance and utilities	14,017	9,971	21,104	20,236
Repairs and maintenance	12,732	22,554	20,564	31,446
Professional services	19,503	12,551	33,653	31,061
Other	1,393	233	1,740	826

	168,405	160,130	315,220	315,012

Operating income	205,872	192,474	417,651	391,251

OTHER INCOME (EXPENSE)
Interest	(80,979)	(90,446)	(165,460)	(185,445)
Other income/expense	51	(73)	51	816

	(80,928)	(90,519)	(165,409)	(184,629)

Income before income taxes	124,944	101,954	252,242	206,622

INCOME TAXES PROVISION	46,268	33,281	90,695	68,839

Net income	78,676	68,673	161,547	137,783

RETAINED EARNINGS, BEGINNING OF PERIOD	3,243,853	2,842,651	3,160,982	2,773,541

RETAINED EARNINGS, END OF PERIOD	$3,322,529	$2,911,324	$3,322,529	$2,911,324

PER SHARE DATA
Net income per common share	$0.02	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$78,676	$68,673	$161,547	$137,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,688	31,948	65,376	63,896
Changes in deferred and accrued amounts:	(45,145)	(48,109)	(93,098)	(53,256)

Net cash provided by operating activities	66,219	52,512	133,825	148,423

INVESTING ACTIVITIES
Cash paid for other assets	—	(4,085)	—	(4,085)
Proceeds from the sale of investments	—	82	—	250,000

Net cash provided by (used in) investing activities	—	(4,003)	—	245,915

FINANCING ACTIVITIES
Proceeds from (repayments to) shareholder, net	(10,500)	—	10,500	—
Proceeds from line of credit, net	50,250	—	57,231	—
Principal payments on notes payable	(108,290)	(103,326)	(214,714)	(388,025)

Net cash used in financing activities	(68,540)	(103,326)	(146,983)	(388,025)

Net increase (decrease) in cash	(2,321)	(54,817)	(13,158)	6,313

BEGINNING OF PERIOD	22,887	85,894	33,724	24,764

END OF PERIOD	$20,566	$31,077	$20,566	$31,077

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$80,979	$90,446	$165,460	$185,445

Cash paid for income taxes	$60,420	$50,342	$60,420	$51,362

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

Refer to the Company’s Form 10-K for the year ended September 30, 2009 for further information regarding its critical accounting policies.

Note  2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at March 31, 2010 and September 30, 2009:

	March 31, 2010	September 30, 2009
	(unaudited)

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,641,098	3,641,098
	11,207,767	11,207,767

Less accumulated depreciation	(1,795,955)	(1,735,224)
	9,411,811	9,472,543

Residential rental property	145,847	145,847
Less accumulated depreciation	(21,293)	(19,936)
	124,554	125,911

Investment properties for lease, net of accumulated depreciation	$9,536,366	$9,598,454

Depreciation expense totaled $31,044 and $62,088 for both the three-month and six-month periods ended March 31, 2010 and 2009.

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,641,098 at March 31, 2010 and September 30, 2009.

Refer to the Company’s Form 10-K for the year ended September 30, 2009, for further information on operating lease agreements and land held for investment or development purposes.

Note  3 — Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	March 31, 2010	September 30, 2009
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest at a fixed rate of 6%.	$253,911	$288,773

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	1,833,827	1,972,223

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,484,063	2,525,518
	4,571,801	4,786,514
Less current maturities	(453,195)	(437,249)

	$4,118,606	$4,349,265

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

	$300,250	$243,019

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancings and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $453,195.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition, the Company’s line of credit of $300,250 at March 31, 2010 was refinanced in January 2010 and is due to be repaid in February 2011.  The Company expects to extend the maturity date of the line of credit through refinancing upon its maturity in 2011.  Although the Company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Note  4 — Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in North Augusta, South Carolina.  Approximately 99% of the Company’s revenues are earned from two of the Company’s investment properties, National Plaza and the Evans Ground Lease, which comprise approximately 54% and 46% of the Company’s revenues, respectively.   The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  The Company generates approximately 39% of its revenues though its lease with Publix.

Note  5 — Subsequent Events

In April of 2010 the Company paid off the note due to shareholder.  This note was issued in the first quarter of 2010 by the Company to cover short term costs, including annual property tax bills due in December and January for the Company’s land held for development assets.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the six months ended March 31, 2010, and a comparative analysis of the same period for 2009 are presented below:

			Increase (Decrease)
			2010 compared to 2009
	2010	2009	Amount	Percent

Rent revenue	$732,871	$706,263	$26,608	4%

Operating expenses	315,220	315,012	208	0%

Interest expense	165,460	185,445	(19,985)	-11%

Income tax expense	90,695	68,839	21,856	32%

Net income	161,547	137,783	23,764	17%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.  Rent revenue increased slightly for the six months ended March 31, 2010 primarily due to minor rent increases of existing tenants and increased recoverable property taxes billable to tenants.

Refer to the Company’s Form 10-K for the year ended September 30, 2009 for further information regarding the properties owned and their lease terms.

Total operating expenses for the six months ended March 31, 2010 were consistent with operating costs compared to the same period for 2009.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the six month period ended March 31, 2010 decreased compared to 2009 due to the decrease in debt due to scheduled principle payments and the easement sale of a portion of the land containing the Evans

Ground Lease.  A portion of the proceeds from the easement sale were used to pay down debt collateralized by the Evans Ground Lease and related property.

Income tax expense for the six month period ended March 31, 2010 increased as the Company’s net income increased due to decreased interest expense noted above.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at March 31, 2010 was -22%.  The ratio was -28% at September 30, 2009.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $453,195.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition the Company’s line of credit was $300,250 at March 31, 2010 is due to be repaid in February 2011.  The Company expects to extend the maturity date of the line of credit through refinancing upon its maturity in 2011.  Although the Company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on the terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the six-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

No updates

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the six-months ended March 31, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 11, 2010

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer