Form 10-Q
period 2010-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2010-08-12
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 5, 2010
Common Stock, $0.10 Par Value	5,243,107 shares

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$20,498	$33,724
Receivables from tenants	238,461	249,850
Prepaid salaries	—	3,614

Total current assets	258,959	287,188

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,864,224	5,957,356
Land and improvements held for investment or development	3,641,098	3,641,098

	9,505,322	9,598,454

OTHER ASSETS	91,314	96,245

	$9,855,595	$9,981,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$186,674	$243,298
Income taxes payable	38,665	67,486
Current maturities of notes payable and line of credit	761,636	680,268
Current portion of deferred revenue	24,652	24,652

Total current liabilities	1,011,627	1,015,704

LONG-TERM LIABILITIES
Notes payable, less current portion	4,000,142	4,349,265
Deferred income taxes	488,841	483,382
Deferred revenue, less current portion	96,538	115,027

Total long-term liabilities	4,585,521	4,947,674

Total liabilities	5,597,148	5,963,378

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	3,400,920	3,160,982

Total equity	4,258,447	4,018,509

	$9,855,595	$9,981,887

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUE
Rent revenue	$353,227	$365,210	$1,086,099	$1,071,473

OPERATING EXPENSES
Depreciation and amortization	32,688	32,300	98,064	96,195
Property taxes	67,645	65,366	204,673	201,202
Payroll and related costs	21,063	16,589	56,818	48,302
Insurance and utilities	10,437	10,726	31,540	30,962
Repairs and maintenance	4,347	11,763	24,912	43,208
Professional services	2,800	4,814	36,453	35,875
Write off of accounts receivable	8,015	—	8,015	—
Other	911	33	2,652	858

	147,906	141,591	463,127	456,602

Operating income	205,321	223,619	622,972	614,871

OTHER INCOME (EXPENSE)
Interest	(80,838)	(90,776)	(246,298)	(276,221)
Other income	—	2	51	818

	(80,838)	(90,774)	(246,247)	(275,403)

Income before income taxes	124,483	132,845	376,725	339,468

INCOME TAXES PROVISION	46,092	48,630	136,787	117,470

Net income	78,391	84,215	239,938	221,998

RETAINED EARNINGS, BEGINNING OF PERIOD	3,322,529	2,911,324	3,160,982	2,773,541

RETAINED EARNINGS, END OF PERIOD	$3,400,920	$2,995,539	$3,400,920	$2,995,539

PER SHARE DATA
Net income per common share	$0.01	$0.02	$0.05	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$78,391	$84,215	$239,938	$221,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,688	32,300	98,064	96,195
Changes in deferred and accrued amounts:	9,626	(12,060)	(83,472)	(69,401)

Net cash provided by operating activities	120,705	104,455	254,530	248,792

INVESTING ACTIVITIES
Proceeds from the sale of investments	—	—	—	250,000

FINANCING ACTIVITIES
Repayments to shareholder	(10,500)	—	—	—
Principal payments on notes payable and line of credit, net	(110,273)	(104,848)	(267,756)	(492,872)

Net cash used in financing activities	(120,773)	(104,848)	(267,756)	(492,872)

Net increase (decrease) in cash	(68)	(393)	(13,226)	5,920

CASH, BEGINNING OF PERIOD	20,566	31,077	33,724	24,764

CASH, END OF PERIOD	$20,498	$30,684	$20,498	$30,684

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$80,838	$90,776	$246,298	$276,221

Cash paid for income taxes	$35,000	$40,170	$95,420	$91,532

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

Refer to the Company’s Form 10-K for the year ended September 30, 2009 for further information regarding its critical accounting policies.

Note  2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at June 30, 2010 and September 30, 2009:

	June 30,	September 30,
	2010	2009
	(unaudited)

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,641,098	3,641,098
	11,207,767	11,207,767

Less accumulated depreciation	(1,826,322)	(1,735,224)
	9,381,445	9,472,543

Residential rental property	145,847	145,847
Less accumulated depreciation	(21,970)	(19,936)
	123,877	125,911

Investment properties for lease, net of accumulated depreciation	$9,505,322	$9,598,454

Depreciation expense totaled $31,044 and $93,132 for both the three-month and nine-month periods ended June 30, 2010 and 2009.

The National Plaza is a retail strip center located on Washington Road in Augusta, Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,641,098 at June 30, 2010 and September 30, 2009.

Refer to the Company’s Form 10-K for the year ended September 30, 2009, for further information on operating lease agreements and land held for investment or development purposes.

Note  3 — Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	June 30, 2010	September 30, 2009
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest at a fixed rate of 6%.	$236,084	$288,773

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	1,762,566	1,972,223

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,462,878	2,525,518
	4,461,528	4,786,514
Less current maturities	(461,386)	(437,249)

	$4,000,142	$4,349,265
A line of credit with a regional financial institution for up to $251,934 procured in March 2008 with a floating interest rate based on prime and originally payable in full in April 2009. In April 2009 the Company refinanced the $243,019 line of credit with the same regional financial institution to borrow the outstanding balance of $243,019, bearing interest based on the greater of prime or 6% with interest payments due monthly, maturing in April 2010. The line of credit was increased to $300,250 in January 2010 and its maturity was extended to February 2011.	$300,250	$243,019

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $461,386.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition, the Company’s line of credit of $300,250 at June 30, 2010 was refinanced in January 2010 and is due to be repaid in February 2011.  The Company expects to extend the maturity date of the line of credit through refinancing upon its maturity in 2011.  Although the Company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on terms acceptable to the Company.

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

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the nine months ended June 30, 2010, and a comparative analysis of the same period for 2009 are presented below:

			Increase (Decrease)
			2010 compared to 2009
	2010	2009	Amount	Percent

Rent revenue	$1,086,099	$1,071,473	$14,626	1%

Operating expenses	463,127	456,602	6,525	1%

Interest expense	246,298	276,221	(29,923)	-11%

Income tax expense	136,787	117,470	19,317	16%

Net income	239,938	221,998	17,940	8%

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

Total operating expenses for the nine months ended June 30, 2010 were consistent with operating costs compared to the same period for 2009.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the nine month period ended June 30, 2010 decreased compared to 2009 due to the decrease in debt due to scheduled principle payments and the easement sale of a portion of the land containing the Evans Ground Lease.  A portion of the proceeds from the easement sale were used to pay down debt collateralized by the Evans Ground Lease and related property.

Income tax expense for the nine month period ended June 30, 2010 increased as the Company’s net income increased due to decreased interest expense noted above.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at June 30, 2010 was 26%.  The ratio was 28% at September 30, 2009.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $461,386.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition the Company’s line of credit was $300,250 at June 30, 2010 is due to be repaid in February 2011.  The Company expects to extend the maturity date of the line of credit through refinancing upon its maturity in 2011.  Although the Company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on the terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the nine-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

Item  6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the nine-months ended June 30, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 11, 2010

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer