Form 10-K
period 2010-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2010-12-22
CIK 88572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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

The registrant’s total revenues for the fiscal year ended September 30, 2010 were $ 1,437,100.

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

PART I

Item 1. Business.

Security Land and Development Corporation (the “Company”) was organized and incorporated in Georgia in 1970.  The Company, including its wholly owned subsidiaries, the Royal Palms Motel, Inc., SLDC, LLC, SLDC2, LLC and SLDC III, LLC has developed two (2) primary business activities, these activities being (1) the acquisition of undeveloped land for investment purposes and sale at a future date or development of the land and sale after developed and, (2) the acquisition or development of income producing properties for investment purposes and income from leasing activities. The Company’s principal office is in Augusta, Georgia and principal activities are in Augusta, Georgia, Evans, Georgia, and North Augusta, South Carolina.

The Company’s primary development and income producing activities are:

1.               Retail strip center on 15.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”). Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. (“Publix”) who operates a retail food supermarket.  The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants.  At September 30, 2010, approximately 6,500 square feet of this remaining space was leased.

2.               An outparcel of the National Plaza that is 0.89 acres and is leased commercially under a 20-year ground-lease to an auto-repair service operation.

3.               Long-term ground lease (“Evans Ground Lease”) on approximately 18 acres in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive to Lowe’s, a national home improvement retailer.

4.               Residential Property on Stanley Drive, in Augusta, Georgia, currently for lease as a single-family residence.

The Company owns certain other properties that are more fully described in Item 2, “Properties.”

In January of 2007 construction of the Evans Ground Lease was completed and the Company began collecting full monthly rent.  The Evans Ground Lease represents approximately 42% of the Company’s net leased assets at September 30, 2010.  Rent revenue, including monthly rent, recognition of previously deferred revenue and property taxes from the Evans Ground Lease represented 47% and 46% of the Company’s total gross rent revenue for the years ended September 30, 2010 and 2009, respectively. The Company also expects the long-term ground lease in Evans, Georgia to provide a substantial portion of the Company’s revenue from leasing in future years.

Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995.  The National Plaza represents approximately 56% of the Company’s net leased assets at September 30, 2010.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the lease with Publix Supermarkets, Inc. represented 42% and 40% of the Company’s total gross rent revenue for the years ended September 30, 2010 and 2009, respectively.  Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing. See Item 2, “Properties” for additional information related to these properties and the lease agreements.

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

Description of real estate and operating data:

The Company holds approximately 12.77 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road. The land was purchased in five transactions.  Initially, the Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest held by two individuals, one of which is a principal stockholder and member of the Board of Directors.  In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest.  One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company.  The aggregate purchase price of the land was $522,846. A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described.  The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals.  The purchase price of the land was $371,970.  In a fourth transaction, the Company purchased an additional 1.03 acres for $342,122 on Old Evans Road in Evans, Georgia that adjoins the above described properties.  And in the fifth and final transaction in 2004, the Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels from a member of the Board of Directors.  The cost of the parcel acquired in 2004, was $467,874.  The Company’s net book value of the investment properties acquired in these five transactions of $1,704,812, including the cost of improvements thereon, is approximately 17% of the Company’s total assets at September 30, 2010.  The Company has a Federal tax basis in the investment property of $1,061,920.  The Company signed a long-term ground lease for the development of a Lowe’s home improvement store on this property as well as the 4.61 acres, discussed below, during 2006. The Company began earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia during the 3rd Quarter of 2006.  The Company received $20,833 in monthly rent until the January 2007 expiration of the development period.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. A note payable to an insurance company is collateralized with the property and an assignment of the long-term ground lease.  The note is payable in monthly installments of $19,137 including interest, through May 1, 2027, and bears interest of a fixed rate of 5.85%. The balance of the loan was $2,441,381 at September 30, 2010.  Property taxes paid on this property and the 4.61 acres described above in 2010 totaled $129,194.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia. The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of $511,726 and with approximately $250,000 of proceeds from a note payable.  The office building was demolished during 2006.  The Company’s net book value in this property is $693,167 at September 30, 2010. For tax purposes, the Company recognized a loss of $236,859 on the demolition of the building in 2006.  The Company’s Federal tax basis in the property is approximately $175,261 at September 30, 2010.  There is no outstanding debt on this property at September 30, 2010.  Prior to the demolition, the property, excluding land cost, was being depreciated for financial reporting purposes using the straight-line method over 39 years. The property adjoins the 12.77 acres of land in Evans, Georgia.  In July 2009, the Company sold an easement consisting of approximately .52 acres of the total Evans Ground Lease tract for $300,000.  The Company recognized a gain of approximately $195,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement.  The Company’s management does not feel that the easement sale had any adverse impact on the existing lease or the Company’s ability to lease the land going forward.

The Company’s net book value of National Plaza, $3,279,609 at September 30, 2010, amounts to approximately 33% of the Company’s total assets at September 30, 2010.

Construction of the National Plaza was completed in May 1995.  National Plaza has 69,000 square feet of available lease space.  National Plaza was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose.  The Company has leased 56,000 square feet to Publix, which, as National Plaza’s anchor tenant, operates a retail food supermarket.  The Company, as lessor, has a twenty-year lease agreement with Publix. The lease became effective May 15, 1995. The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this Publix store’s annual gross sales in excess of approximately $37 million.  For the Company’s years ended September 30, 2010 and 2009, the supermarket had not achieved this sales level.  The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix.  For 2010, this reimbursement was $52,838. At the lessee’s option the lease may be extended in five-year increments for an additional twenty years on substantially the same lease terms. As part of the lease agreement, Publix contributed approximately $493,000 to the construction of National Plaza. The Company capitalized this contribution and is recognizing the related revenue over the twenty-year life of the lease.

The Company financed National Plaza with a $4,300,000 loan, with interest that is fixed at 7.875%. Annual principal and interest payments total $427,596.  The balance of the loan was $1,689,892 at September 30, 2010.  The loan matures in June 2015 and is scheduled to be fully amortized at that time.  The loan is secured with a mortgage interest in National Plaza and an assignment of lease payments (rent) from the property.  The property is located on Washington Road in Augusta, Georgia. Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company’s tenants.  The Company’s operation of National Plaza is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants.  The Company competes with other retail strip centers in the area to maintain stable occupancy.  Management of the Company believes that the location and visibility of National Plaza provides for favorable conditions for maintaining occupancy. At September 30, 2010, the Company had leased 50% of the 13,000 square feet not leased to Publix.  These individual leases have terms ranging from monthly renewal to five years, with monthly lease payments including Common Area Maintenance (“CAM”) ranging from $217 to $2,004.  Following is selected statistical information regarding National Plaza at September 30, 2010:

Occupancy rate — 91%	(Publix is the only tenant to occupy 10% or more of the leasable square feet.)

Effective rental rates —

	Square Feet	Rental Per
	Leased	Square Foot

Publix Supermarkets, Inc.	56,000	$8.25
Other tenants	6,500	12.71

The principal business of the other tenants occupying space as of September 30, 2010 includes a take-out restaurant, stock brokerage office, beauty supply store and a hair salon.

A schedule of lease expirations at National Plaza for each of the next five years, beginning with the Company’s year-end September 30, 2011 is presented below (does not include potential extensions or ground leases on outparcels).

		Total area in		Percentage of
	Number of	square feet	Annual rental	gross annual
Year ending	tenants whose	covered by	represented by	rental represented
September 30,	leases will expire	expiring leases	expiring leases	by expiring leases

2011	1	1,300	$19,200	1.7%
2012	—	—	—	—
2013	—	—	—	—
2014	1	1,300	13,530	1.2%
2015	1	1,300	14,008	1.3%

Note:  One lease for 1,300 square feet expired as of September 30, 2010, and the tenant has vacated.

The percentage of gross annual rents represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve-month fiscal period.  The Company currently does not have plans for significant renovations or improvements to National Plaza.

The Company’s Federal tax basis in National Plaza at September 30, 2010, excluding land and before accumulated depreciation is $4,339,522. Federal tax basis accumulated depreciation is $2,260,247.  Property taxes on the National Plaza totaled $84,279 in 2010.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia.  At September 30, 2006 the property was collateral for a 6.25% note, the balance of this note was paid off in full with a portion of the Principal note that was taken out in 2007.  The property was purchased for $145,847.  The property is located adjacent to several properties held by the

Company.  The location of this property may enhance the appreciation and future marketability of the property.  The Company’s Federal tax basis in the property was $121,176.  Property taxes paid on this property in 2009 totaled $2,625.

During 2007, the Company purchased approximately 14.57 acres of undeveloped land for $2,339,678 held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.  At September 30, 2010 there is no outstanding debt on the property. During 2008, the Company purchased an additional 1 acre of undeveloped land for $160,000 for future development adjoining the 14.57 acres.  At September 30, 2010 there is no outstanding debt on this additional 1 acre.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $350,000 held for future development adjoining the 14.57 acres.  During 2008, the Company purchased an additional 2.81 acres of undeveloped land for $421,500 held for future development adjoining the 14.57 acres. At September 30, 2010 the Company owes $217,989 on this additional 2.81 acres. The undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina totals 19.38 acres.

No other property owned by the Company at September 30, 2010, had a book value amounting to 10% or more of the total assets of the Company.

All of the properties owned by the Company are owned in fee simple interest.

In the opinion of management of the Company, all of the properties owned by the Company are adequately covered by insurance.

Item 3. Legal Proceedings.

The Company is presently not a party to any matters of litigation.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s securities. The approximate number of holders of the Company’s common stock is 750.

No dividends have been declared or paid during the two years ended September 30, 2010 and 2009.  The Company has no restrictions that currently, or that may reasonably be expected to, limit materially the amount of dividends paid.

Item 6. Selected Financial Data.

None.

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

Estimates of Income Tax Rates Applicable to Deferred Taxes

Company management has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets.  Company management has estimated deferred income tax liabilities of $801,805 at September 30, 2010.  Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Results of Operations:

			Increase (Decrease) 2010 compared to 2009
	2010	2009	Amount	Percent

Rent revenue	$1,437,100	$1,405,915	$31,185	2%
Gain on sale of investment property	—	194,785	(194,785)	-100%
Operating expenses	611,561	616,591	(5,030)	-1%
Interest expense	324,494	360,370	(35,876)	-10%
Net income	313,638	382,479	(68,841)	-18%

			Increase (Decrease) 2009 compared to 2008
	2009	2008	Amount	Percent

Rent revenue	$1,405,915	$1,413,791	$(7,876)	-1%
Gain on sale of investment property	194,785	—	194,785	100%
Operating expenses	616,591	596,255	$20,336	3%
Interest expense	360,370	371,562	$(11,192)	-3%
Net income	382,479	286,854	$95,625	33%

Rent revenue from leasing activities is provided by the following properties:

	2010	2009	2008
National Plaza	$706,049	$697,823	$680,408
Outparcel at National Plaza	56,400	56,160	55,500
Evans Ground Lease	668,651	645,932	676,883
Other	6,000	6,000	1,000

	$1,437,100	$1,405,915	$1,413,791

Years Ended September 30, 2010 and 2009

National Plaza consists of approximately 69,000 square feet. Approximately 56,000 square feet is leased to Publix as the investment property’s anchor tenant.  See Item 2, “Properties” for additional information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 50% leased as of September 30, 2010 and 2009. Attempts are being made to lease the vacant space.  Also see Item 2, “Properties” for effective rental rates and lease expirations related to this property.  Rent revenue from Publix and National Plaza remained relatively consistent compared with the prior years’ amounts.  In May 2006 the Company entered into a long-term ground lease with Lowes, a national home improvement retailer, with a portion of total monthly rent due during the construction period, which was completed in January 2007. Rent revenues in 2010 remained relatively consistent with 2009.  See Item 2, “Properties” for additional information regarding the Evans Ground Lease.  Management expects both of the above two lease arrangements to continue to provide a substantial portion of the Company’s revenues.

Operating expenses decreased slightly by $5,030 (-1%) from 2009. Operating costs of the Company consists mainly of the costs of managing National Plaza and property taxes related to the Company’s land holding portfolio.  Company management expects operating expenses for 2011 to be relatively consistent with 2010.

Interest expense decreased by $35,876 (-10%) from 2009. The Company’s interest costs relate to outstanding debt on the Company’s land holdings as discussed above in Item 2, “Properties”.  In 2009 the Company sold an easement on a portion of the tract of land related to the Evans Ground Lease described above.  Management used a portion of the related proceeds to pay down outstanding long-term debt.  This transaction and continued amortization of outstanding debt balances resulted in decreased interest expense in 2010.  Company management expects interest expense for the year ending September 30, 2011 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

In 2009 the Company sold an easement on a portion of the tract of land related to the Evans Ground lease described above.   The Company recognized a gain of approximately $195,000 from the sale resulting in the increase in net income noted above.  No such transactions occurred in 2010.

Years Ended September 30, 2009 and 2008

National Plaza consists of approximately 69,000 square feet. Approximately 56,000 square feet is leased to Publix as the investment property’s anchor tenant.  See Item 2, “Properties” for additional information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 50% leased as of September 30, 2009 and approximately 40% leased as of September 30, 2008.  Also see Item 2, “Properties” for effective rental rates and lease expirations related to this property.  Rent revenue from Publix and National Plaza remained relatively consistent compared with the prior years’ amounts.  In May 2006 the Company entered into a long-term ground lease with Lowes, a national home improvement retailer, with a portion of total monthly rent due during the construction period, which was completed in January 2007. Rent revenues in 2009 remained relatively consistent with 2008.  See Item 2, “Properties” for additional information regarding the Evans Ground Lease.  Management expects both of the above two lease arrangements to continue to provide a substantial portion of the Company’s revenues.

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

Liquidity and Sources of Capital:

The percentage of current assets to current liabilities was 40% at September 30, 2010, and was 28% at September 30, 2009.  Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancings and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments in fiscal year 2011 totaling $469,729.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition, the Company’s line of credit of $300,250 is due to be repaid in December 2011.  The Company plans to secure refinancing of this line of credit prior to its maturity in December 2011.  Although the Company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Capital Expenditure Commitments:

The Company currently has no significant commitments for capital expenditures for the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises principally from the risk inherent in the credit quality of our tenants.  Company management regularly evaluates the individual tenants considering their financial condition, credit history and current economic conditions.

Item 8. Financial Statements

The following consolidated financial statements of Security Land & Development Corporation are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Security Land and Development Corporation

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation (“the Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated balance sheets as of September 30, 2010 and 2009 and the related consolidated statements of operations and retained earnings and cash flows for the years then ended, present fairly, in all material respects, the financial position of Security Land and Development Corporation at September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis LLC

December 20, 2010

Augusta, Georgia

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2010	2009
		As Restated
ASSETS
CURRENT ASSETS
Cash	$23,256	$33,724
Receivables from tenants, net of allowance of $3,412 and $0 at September 30, 2010 and 2009, respectively	282,152	249,850
Prepaid expenses	—	3,614

Total current assets	305,408	287,188

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,833,179	5,957,356
Land and improvements held for investment or development	3,641,098	3,641,098

	9,474,277	9,598,454

OTHER ASSETS	89,671	96,245

	$9,869,356	$9,981,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$239,493	$243,298
Income taxes payable	37,882	67,486
Current maturities of notes payable	469,729	680,268
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	771,756	1,015,704

LONG-TERM LIABILITIES
Notes payable and line of credit, less current portion	4,179,783	4,349,265
Deferred income taxes	801,805	789,892
Deferred revenue, less current portion	90,375	115,027

Total long-term liabilities	5,071,963	5,254,184

Total liabilities	5,843,719	6,269,888

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 shares issued and outstanding in 2010 and 2009	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	3,168,110	2,854,472

Total Stockholders’ Equity	4,025,637	3,711,999

Liabilities and Stockholders’ Equity	$9,869,356	$9,981,887

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	For the Years Ended September 30
	2010	2009
		As Restated
OPERATING REVENUE
Rent Revenue	$1,437,100	$1,405,915

OPERATING EXPENSES
Depreciation and amortization	130,751	130,468
Property taxes	269,681	271,251
Payroll and related costs	75,731	67,000
Insurance and utilities	45,891	45,376
Repairs and maintenance	33,618	54,295
Professional services	41,718	45,492
Bad Debt	11,241	—
Other	2,930	2,709

	611,561	616,591

Operating income	825,539	789,324

OTHER INCOME (EXPENSE)
Interest	(324,494)	(360,370)
Gain on the Sale of Investment Property	—	194,785
Other Income/Expense	51	862

	(324,443)	(164,723)

Income before income taxes	501,096	624,601

INCOME TAXES PROVISION
Current Income Tax Expense	175,545	229,190
Deferred Income Tax Expense	11,913	12,932
	187,458	242,122

Net income	313,638	382,479

RETAINED EARNINGS, BEGINNING OF YEAR, AS RESTATED	2,854,472	2,471,993

RETAINED EARNINGS, END OF YEAR, AS RESTATED	$3,168,110	$2,854,472

PER SHARE DATA
Net income per common share	$0.06	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended September 30,
	2010	2009
		As Restated
OPERATING ACTIVITIES
Net income	$313,638	$382,479
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debts	11,241	—
Gain on sale of investment property	—	(194,785)
Depreciation and amortization	130,751	130,468
Deferred income tax	13,913	12,932
Changes in deferred and accrued amounts:
Receivables from tenants	(45,543)	(28,789)
Prepaid expenses	3,614	(3,614)
Income taxes receivable	—	30,002
Other Assets	—	(4,225)
Accounts payable and accrued expenses	(3,805)	(32,022)
Income taxes payable	(29,604)	67,486
Deferred revenue	(24,652)	(24,652)

Net cash provided by operating activities	369,553	335,280

INVESTING ACTIVITIES
Proceeds from the sale of investments	—	250,000
Proceeds from the sale of investment property	—	300,000

Net cash provided by investing activities	—	550,000

FINANCING ACTIVITIES
Proceeds from line of credit	57,231	—
Principal payments on notes payable	(437,252)	(876,320)

Net cash used in financing activities	(380,021)	(876,320)

Net increase (decrease) in cash	(10,468)	8,960

CASH, BEGINNING OF YEAR	33,724	24,764

CASH, END OF YEAR	$23,256	$33,724

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$324,494	$360,370

Cash paid for income taxes	$140,420	160,680

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

During 2010 and 2009, substantially all operating revenues and operating expenses were related to real estate leasing.  A substantial portion of rent revenues were earned from two investment properties, a commercial retail center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia (“National Plaza”) and the Evans Ground Lease on Washington Road in Evans, Georgia (“Evans Ground Lease”). National Plaza provided approximately 49% and 50% of gross rent revenue in 2010 and 2009, respectively.  Approximately 81% of National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200. National Plaza comprises approximately 56% of the asset Investment Properties for Lease, net of Accumulated Depreciation.  The Evans Ground Lease provided approximately 47% and 46% of gross rental revenue in 2010 and 2009, respectively.  This property, leased to a national home improvement retailer, earned rents totaling $538,768 and $514,768 in 2010 and 2009, respectively.  The Evans Ground Lease comprises approximately 42% of investment properties held for lease, net, by the Company at September 30, 2010.

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

Revenue recognition

Rent revenue is recognized on a straight-line basis over the term of the related lease agreements.  The Company is reimbursed by tenants for property taxes and other maintenance fees.  These reimbursements totaled $258,495 and $261,748, which is included in rent revenue, for the years ended September 30, 2010 and 2009, respectively.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount. The Company measures the impairment loss as the amount by which the asset’s carrying amount exceeds the fair value of the asset. At September 30, 2010 and 2009, the Company believes that none of its long-lived assets are impaired.

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements. Receivables are carried at original invoice amount.  Management estimates an allowance for doubtful accounts by regularly evaluating individual tenant receivables and considering the collectability of balances due based on each tenant’s financial condition, credit history, and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recognized in income when received.  The Company has an allowance for uncollectible accounts of $3,412 at September 30, 2010.  The company determined that no allowance for uncollectible accounts was required at September 30, 2009.

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method.  Lease commissions, net of accumulated amortization, of $31,973 and $35,068 at September 30, 2010 and 2009, respectively, are included in Other Assets in the accompanying consolidated balance sheets.

Loan Fees

Loan fees are capitalized and amortized over the term of the loan using the straight-line method.  Loan fees, net of accumulated amortization, were $57,698 and $61,177 at September 30, 2010 and 2009, respectively.  Loan fees are included in Other Assets in the accompanying consolidated balance sheets.

Income taxes

The Company files a consolidated income tax return. Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting basis and income tax basis of assets and liabilities.  Deferred tax assets and liabilities represent future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are adjusted for changes in tax laws and tax rates when those

(Continued)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Income taxes, continued

changes are enacted.  The Company has determined that it has no uncertainties in its income taxes.

Net income per common share

Net income per common share is calculated on the basis of the weighted average number of shares outstanding.  The Company has no stock option plans, or other instruments resulting in earnings per share dilution.  For 2010 and 2009 the weighted average number of shares outstanding was 5,243,107.  Therefore, only basic net income per common share is presented.

Recently issued accounting standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued changes clarifying existing disclosure requirements related to fair value measurements.  The update also added a new requirement to disclose fair value transfers in and out of Levels 1 and 2 and describe the reasons for the transfers.  The FASB also issued changes related to fair value measurements requiring gross presentation of activities within the Level 3 roll forward, whereby entities must present separately information about purchases, sales, issuances and settlements.    The adoption of these changes as of January 1, 2010, did not have a material impact on the Company’s financial statements.

By Final Rule effective September 21, 2010, the SEC amended its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002, or SOX, as added by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new SEC rules exempt the Company, as a smaller reporting company filer, from the SOX requirement that registrants which are accelerated or large accelerated filers, obtain and include in their annual report filed with the SEC, their independent registered public accounting firm’s attestation report on the effectiveness of the registrant’s internal controls over financial reporting.

Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the State of Georgia, and in North Augusta, South Carolina.  In 2010 and 2009, approximately 100% of the Company’s revenues were rental related revenue. During 2009 the Company sold a small portion of the land parcel related to the Evans Ground Lease as an easement to the local government which resulted in the only significant non-rental related income for the years ended 2010 or 2009.  In 2010 and 2009, approximately 49% and 50%, respectively of the Company’s rental revenues were earned from National Plaza.  Approximately 81% of National Plaza is leased to one tenant, a regional food supermarket.  Approximately 47% and 46% of the Company’s rental revenues in 2010 and 2009, respectively, were earned from the Evans Ground Lease, which is 100% leased to a major national home improvement retailer.

The majority of the Company’s receivables from tenants at September 30, 2010 and 2009 were receivable from two tenants, the regional food supermarket that leases property at National Plaza, and the major national home improvement retailer under the Evans Ground Lease.

The Company places its cash with high quality financial institutions. At times the Company’s cash balances may be in excess of Federal Deposit Insurance Corporation limits.

Subsequent events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred that require accrual or disclosure.

NOTE 2 - INVESTMENT PROPERTIES

Investment properties leased or held for lease

Investment properties leased or held for lease to others under operating leases consist of the following at September 30:

	2010	2009

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,641,098	3,641,098
	11,207,767	11,207,767

Less accumulated depreciation	(1,856,687)	(1,735,224)
	9,351,080	9,472,543

Residential rental property	145,847	145,847
Less accumulated depreciation	(22,650)	(19,936)
	123,197	125,911

Investment properties for lease, net of	$9,474,277	$9,598,454

Depreciation expense totaled $124,176 in both 2010 and 2009, respectively.

Approximately 81% of National Plaza is leased to a regional food supermarket.  The lease requires minimum annual rental payments of $463,200, expires in 2015 and is renewable for a total of an additional twenty years at substantially similar lease terms.  The lease provides for the supermarket to pay for interior maintenance and utilities and property taxes on a proportional basis.

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2010 and 2009, the supermarket did not achieve this gross sales level.

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

(Continued)

NOTE 2 - INVESTMENT PROPERTIES, Continued

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2011	$1,067,565
2012	1,065,773
2013	1,066,856
2014	1,059,176
2015	850,899
Thereafter	6,782,514

$11,892,783

Land and improvements held for investment or development

The Company also holds for investment or future development approximately 19.38 acres of undeveloped commercial land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company’s National Plaza investment property.  The aggregate cost of these investment properties held for investment or development was $3,641,098 at September 30, 2010 and 2009.

NOTE 3 — NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit consisted of the following at September 30:

	2010	2009
A note payable to the seller of 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest of a fixed rate of 6%.	$217,989	$288,773

A line of credit with a regional financial institution for up to $251,934 procured in March 2008 with a floating interest rate based on prime and originally payable in full in April 2009. In April 2009 the Company refinanced the $243,019 line of credit with a regional financial institution. The Company entered into an agreement with the same regional financial institution to borrow the outstanding balance of $243,019, bearing interest based on the greater of prime or 6% (6% at September 30, 2010) with interest payments due monthly, maturing in April 2010. In January 2010 the Company renewed this line of credit and increased the open balance to $300,250. This agreement originally matured in February 2011. In December 2010, the Company renewed the line of credit to December 5, 2011, at the greater of prime plus 1% or 6%. The current balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008 and is collateralized by the residential property on Stanley Drive in Augusta, Georgia.

	300,250	243,019

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	1,689,892	1,972,223

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,441,381	2,525,518

	4,649,512	5,029,533

Less current maturities	(469,729)	(680,268)

	$4,179,783	$4,349,265

Aggregate maturities of notes payable and the line of credit are as follows at September 30, 2010:

2011	$469,729
2012	804,910
2013	520,850
2014	492,727
2015	423,068
Thereafter	1,938,228

$4,649,512

All interest incurred for 2010 and 2009 was expensed by the Company.

(Continued)

NOTE 3 — NOTES PAYABLE AND LINE OF CREDIT, Continued

In addition, the Company’s line of credit of $300,250 was due to be repaid in February 2011.  In December of 2010 the company extended the maturity date of the line of credit to December 2011.

NOTE 4 — INCOME TAXES

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences that give rise to the deferred tax liability are as follows as of September 30:

	2010	2009
Deferred income tax liabilities:
Basis in Investment Properties	$801,805	$789,892

Taxable gains deferred by the Company in prior years through qualified tax-free like-kind exchanges totaled approximately $973,000.  These deferred gains for tax reporting comprise a substantial portion of the Company’s deferred income tax liabilities as of September 30, 2010 and 2009, net of the effects of depreciation.

The provision for income taxes is as follows:

	For the years ended
	September 30,
	2010	2009
Current	$175,545	$229,190
Deferred	11,913	12,932

	$187,458	$242,122

The provision for income taxes for the years ended September 30, 2010 and 2009 differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

	2010	2009
Computed expected tax expense	$187,458	$248,785
Increase (decrease) in taxes resulting from:

Effects of differing tax rates on temporary differences related to:
Fixed assets	—	(906)
Deferred revenue	—	(9,365)
Accrued bonus and other	—	3,608

	$187,458	$242,122

NOTE 5 — APPLICATION  OF SEC STAFF ACCOUNTING BULLETIN No.108

The Company has applied SEC Staff Accounting Bulletin No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior-year misstatements on the current-year financial statements, and by evaluating the error measured under each method in light of quantitative and qualitative factors. Under SAB No. 108, prior-year misstatements which, if corrected in the current year would be material to the current year, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements.  Correcting prior-year financial statements for such “immaterial errors” does not require previously filed reports to be amended.  Such corrections will be made the next time the Company files the prior-year financial statements.

In applying the requirements of SAB No. 108, the Company adjusted its deferred income tax expense accrual, which had been understated by $288,834 as of September 30, 2006.  Such understatement resulted from the use of an incorrect deferred tax rate in this period and each of the subsequent three years. The financial statements for the years ended September 30, 2009 have been retroactively restated to correct this error.  This adjustment decreased retained earnings as of September 30, 2008, by $301,457, and had the following effects on the financial statements as of September 30, 2008 and for the years ended September 30, 2009 and 2010, respectively:

	2010	2009	2008

Increase in income tax expense	$4,623	$4,963

Decrease in net income	(4,623)	(4,963)

Increase in deferred income tax liability	4,623	4,963	301,457

Decrease in stockholders’ equity	(4,623)	(4,963)	(301,457)

NOTE 6 — RELATED PARTY TRANSACTIONS

The Company purchases insurance from an insurance company of which a member of the Company’s Board of Directors is President.  The Company’s Board of Directors believes that the insurance prices obtained from such company were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

The Company borrowed money from a shareholder during the second quarter.  The funds were repaid in full plus interest at market rates.

The Company borrowed proceeds from two shareholders, one being a member of the Board of Directors, to cover short-term cash expenditures related to 2010 property tax payments in November 2010.  These funds were paid in full with interest at market rates as of December 7, 2010.

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d—15(e)) as of September 30, 2010, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were ineffective as of September 30, 2010 as explained by the material weakness described in internal control over financial reports.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2010.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2010 as explained by the material weakness described in internal control over financial reporting:

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

NAME, AGE AND POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr. 62-Chairman of Board of Directors since 1983; Member of Board since 1983; brother of President.	Pharmacist and store owner of Hill Drug Company and past manager of Revco Drug Store, Inc.

T. Greenlee Flanagin 61 - President and CEO since 1983; member of Board since 1983; brother of Chairman of Board.	Real estate

M. David Alalof 68 - member of Board since 1977.	President of A.C.H.S. Insurance, an insurance company; Past Chairman of the State Personnel Board of Georgia

John C. Bell, Jr. 62– Vice President; Member of Board since 1983.	Attorney at Law

Gregory B. Scurlock 62 - Secretary/Treasurer; member of Board since 1983.	Vice President, First Bank of Georgia, Augusta, GA Former Senior Vice President, Wachovia Bank, Augusta, GA

Robert M. Flanagin 53 - Member of Board since 1987. brother of President and Chairman.	Real estate agent

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2010 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

Gregory B. Scurlock and M. David Alalof serve on the Company’s audit committee, both also serve on the Board of Directors and are experienced in financial matters.  The audit committee members are independent of management of the Company.

Item 11. Executive Compensation.

The table below shows the compensation (including bonuses) of the Chief Executive Officer for the three most recent fiscal years.

NAME	COMPENSATION	DATE
T. Greenlee Flanagin	$10,800	September 30, 2010
T. Greenlee Flanagin	$10,800	September 30, 2009
T. Greenlee Flanagin	$9,368	September 30, 2008

No bonuses were awarded during 2010.

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2010 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.

The Company does not have a stock option plan and no stock or options were awarded to executives as compensation in the past 3 years.

Each Director of the Company receives compensation of $100 per Director’s meeting for services performed as a Director.

The audit committee members both receive compensation of $200 per month.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2010 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

	NUMBER OF SHARES OF
NAME OF BENEFICIAL OWNER	COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS

T. Greenlee Flanagin (1)	251,784	4.8
Robert Flanagin (1)	523,147	10.0
W. Stewart Flanagin, Jr. (1)	487,114	9.3
Ann Flanagin Smith (1)	411,604	7.8
John C. Bell, Jr.	372,565	7.1
T. Greenlee Flanagin, Jr. (1)	290,366	5.5
R. Clayton Flanagin (1)	292,959	5.6

(1) Combined with the following, these individuals form the “Flanagin Family Group”:

Harriette Flanagin	55,429	1.1

The Flanagin Family Group owns 2,312,403 common shares, which is approximately 44% of the Company’s 5,243,107 shares of common stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2010, by Directors and executive officers:

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

The Company borrowed money from a shareholder during the second quarter.  The funds were repaid in full plus interest at market rates.

The Company borrowed proceeds from two shareholders, one being a member of the Board of Directors, to cover short-term cash expenditures related to 2010 property tax payments in November 2010.  These funds were paid in full with interest at market rates as of December 7, 2010.

Item 14. Principal Accounting Fees and Services.

The accounting fees billed to the Company by Elliott Davis, LLC related to the Company’s fiscal years ended September 30, 2010 and 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2010	2009
(i)	Audit Fees	$34,500	$32,500

(ii)	Audit Related Fees	—	—

(iii)	Tax Fees	$2,800	$2,665

(iv)	All Other Fees	—	—

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

SECURITY LAND & DEVELOPMENT CORPORATION
(Registrant)

/s/ T. Greenlee Flanagin	December 22, 2010
T. GREENLEE FLANAGIN	(Date)
President
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Stewart Flanagin, Jr.	December 22, 2010
W. STEWART FLANAGIN, JR.	(Date)
Chairman of Board

/s/ M. David Alalof	December 22, 2010
M. DAVID ALALOF	(Date)
Director

/s/ Gregory B. Scurlock	December 22, 2010
GREGORY B. SCURLOCK	(Date)
Director and Secretary-Treasurer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.