Form 10-Q
period 2010-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2011-02-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 11, 2011
Common Stock, $0.10 Par Value	5,243,107 shares

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$23,400	$23,256
Receivables from tenants	159,554	282,152

Total current assets	182,954	305,408

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,802,135	5,833,179
Land and improvements held for investment or development	3,641,098	3,641,098

	9,443,233	9,474,277

OTHER ASSETS	88,027	89,671

	$9,714,214	$9,869,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$121,172	$239,493
Income taxes payable	54,412	37,882
Current maturities of notes payable and line of credit	778,224	469,729
Current portion of deferred revenue	24,652	24,652

Total current liabilities	978,460	771,756

LONG-TERM LIABILITIES
Notes payable and line of credit, less current portion	3,756,743	4,179,783
Deferred income taxes	803,695	801,805
Deferred revenue, less current portion	84,212	90,375

Total long-term liabilities	4,644,650	5,071,963

Total liabilities	5,623,110	5,843,719

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 and 5,243,107 shares issued and outstanding in 2010 and 2009, respectively	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	3,233,577	3,168,110

Total Equity	4,091,104	4,025,637

Liabilities and Equity	$9,714,214	$9,869,356

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month
	Period Ended December 31,
	2010	2009
	(unaudited)	AS RESTATED
		(unaudited)
OPERATING REVENUE
Rent revenue	$348,178	$358,594

OPERATING EXPENSES
Depreciation and amortization	32,688	32,688
Property taxes	57,221	67,244
Payroll and related costs	21,196	17,467
Insurance and utilities	11,059	7,067
Repairs and maintenance	9,486	7,832
Professional services	28,900	14,150
Bad debt	1,411	—
Other	1,002	367

	162,963	146,815

Operating income	185,215	211,779

OTHER INCOME (EXPENSE)
Interest	(76,656)	(84,481)
Other income/expense	5	—

	(76,651)	(84,481)

Income before income taxes	108,564	127,298

INCOME TAXES PROVISION	43,097	48,322

Net income	65,467	78,976

RETAINED EARNINGS, BEGINNING OF PERIOD	3,168,110	2,854,472

RETAINED EARNINGS, END OF PERIOD	$3,233,577	$2,933,448

PER SHARE DATA
Net income per common share	$0.01	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month
	Period Ended December 31,
	2010	2009
	(unaudited)	AS RESTATED
		(unaudited)
OPERATING ACTIVITIES
Net income	$65,467	$78,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,688	32,688
Changes in deferred and accrued amounts:	16,534	(44,058)

Net cash provided by operating activities	114,689	67,606

FINANCING ACTIVITIES
Proceeds from Shareholder	—	21,000
Proceeds from line of credit, net	—	6,981
Principal payments on notes payable	(114,545)	(106,424)

Net cash used in financing activities	(114,545)	(78,443)

Net increase (decrease) in cash	144	(10,837)

CASH, BEGINNING OF PERIOD	23,256	33,724

CASH, END OF PERIOD	$23,400	$22,887

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$76,656	$84,481

Cash paid for income taxes	$24,677	$64,729

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

Notes to the Consolidated Financial Statements

Note  1 — Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-K for the year ended September 30, 2010 when reviewing interim financial statements.

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

Refer to the Company’s Form 10-K for the year ended September 30, 2010 for further information regarding its critical accounting policies.

Note  2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2010 and September 30, 2010:

	December 31,	September 30,
	2010	2010
	(unaudited)

National Plaza building, land and improvements	$5,136,296	$5,136,296
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,641,098	3,641,098
	11,207,767	11,207,767

Less accumulated depreciation	(1,887,053)	(1,856,687)
	9,320,714	9,351,080

Residential rental property	145,847	145,847
Less accumulated depreciation	(23,328)	(22,650)
	122,519	123,197

Investment properties for lease, net of accumulated depreciation	$9,443,233	$9,474,277

Depreciation expense totaled $31,044 for both the three-month periods ended December 31, 2010 and 2009.

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,641,098 at December 31, 2010 and September 30, 2010.

Refer to the Company’s Form 10-K for the year ended September 30, 2010, for further information on operating lease agreements and land held for investment or development purposes.

Note  3 — Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	December 31,	September 30,
	2010	2010
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest at a fixed rate of 6%.	$199,621	$217,989

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	1,615,778	1,689,892

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,419,568	2,441,381
	4,234,967	4,349,262
Less current maturities	(478,224)	(469,729)

	$3,756,743	$3,879,533

A line of credit with a regional financial institution for up to $251,934 procured in March 2008 with a floating interest rate based on prime and originally payable in full in April 2009. In April 2009 the Company refinanced the $243,019 line of credit with a regional financial institution. The Company entered into an agreement with the same regional financial institution to borrow the outstanding balance of $243,019, bearing interest based on the greater of prime or 6% (6% at September 30, 2010) with interest payments due monthly, maturing in April 2010. In January 2010 the Company renewed this line of credit and increased the open balance to $300,250. This agreement originally matured in February 2011. In December 2010, the Company renewed the line of credit to December 15, 2011, at the greater of prime plus 1% or 6%. The balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008 and is collateralized by the residential property on Stanley Drive.

	$300,000	$300,250

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $478,224, plus the line of credit of $300,000.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

The Company expects to extend the maturity date of the $300,000 line of credit through refinancing upon its maturity in December, 2011.  Although the company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Note  4 — Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in North Augusta, South Carolina.  Approximately 99% of the Company’s revenues are earned from two of the Company’s investment properties, National Plaza and the Evans Ground Lease, which comprise approximately 52% and 47% of the Company’s revenues, respectively.  The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  The Company generates approximately 41% of its revenues though its lease with Publix.

Note  5 — Application of SEC Staff Accounting Bulletin No. 108

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

In applying the requirements of SAB No. 108, the Company adjusted its deferred income tax expense accrual, which had been understated by $288,834 as of September 30, 2006.  Such understatement resulted from the use of an incorrect deferred tax rate in this period and each of the subsequent three years.  The financial statements for the quarter ended December 31, 2009 have been retroactively restated to correct this error.  This adjustment decreased retained earnings as of September 30, 2008 by $301,457.  Retained earnings at December 31, 2009 was decreased by $306,510.  Income tax expense increased by $3,895 and net income decreased by $3,895 for the quarter ended December 31, 2009.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the three months ended December 31, 2010, and a comparative analysis of the same period for 2009 are presented below:

			Increase (Decrease)
			2010 compared to 2009
	2010	2009	Amount	Percent
		AS RESTATED

Rent revenue	$348,178	$358,594	$(10,416)	-3%

Operating expenses	162,963	146,815	16,148	11%

Interest expense	76,656	84,481	(7,825)	-9%

Income tax expense	43,097	48,322	(5,225)	-11%

Net income	65,467	78,976	(13,509)	-17%

(Continued)

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.  Rent revenue decreased slightly for the three months ended December 31, 2010 primarily due to two small shop tenants at National Plaza vacating during the first quarter of 2010 or thereafter and one small shop tenant at National Plaza receiving rent relief after the first quarter of 2010.

Refer to the Company’s Form 10-K for the year ended September 30, 2010 for further information regarding the properties owned and their lease terms.

Total operating expenses for the three months ended December 31, 2010 increased compared with the same period for 2009.  This increase was due largely to increased professional fees related to the annual audit and quarterly review, increased payroll costs due to director compensation for audit committee members which were not paid as of the first quarter of 2010, and increased maintenance costs due to additional landscaping work incurred in the current quarter that is not part of the annual landscaping contract. Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the three month period ended December 31, 2010 decreased compared to 2009 due to the decrease in debt due to scheduled principle payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease slightly as outstanding debt is amortized.

Income tax expense for the three month period ended December 31, 2010 decreased due to a decrease in income.  The Company’s deferred income tax expense accrual had been understated by $288,834 as of September 30, 2006 due to the use of an incorrect tax rate in the prior period and each of the subsequent three years.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2010 was 19%.  The ratio was 40% at September 30, 2010.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $478,224.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition the Company’s line of credit of $300,000 at December 31, 2010 is due to be repaid in December 2011.  The Company expects to extend the maturity date of the line of credit through refinancing upon its maturity in 2011.  Although the Company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on the terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief

(Continued)

as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

Item  3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable to smaller reporting companies

Item  4. Controls and Procedures

(a)                   Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934.  Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were ineffective.

(b)                  There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer carried out the evaluation.

As of September 30, 2010, the Company’s management evaluated the effectiveness of its internal control.  Based on the evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2010 and identified a material weakness related to the lack of segregation of duties, accounting personnel with the requisite knowledge of GAAP and the lack of written policies and procedures over financial reporting.

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

(Continued)

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

Item  6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the three-months ended December 31, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	February 11, 2011

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer