Form 10-Q
period 2011-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2011-05-11
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 9, 2011
Common Stock, $0.10 Par Value	5,243,107 shares

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$22,959	$23,256
Receivables from tenants	217,170	282,152

Total current assets	240,129	305,408

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,772,091	5,833,179
Land and improvements held for investment or development	3,639,598	3,641,098

	9,411,689	9,474,277

OTHER ASSETS	86,383	89,671

	$9,738,201	$9,869,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$142,663	$239,493
Income taxes payable	88,310	37,882
Current maturities of notes payable and line of credit	786,877	469,729
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	1,042,502	771,756

LONG-TERM LIABILITIES
Notes payable, less current portion, and line of credit	3,631,729	4,179,783
Deferred income taxes	805,586	801,805
Deferred revenue, less current portion	78,049	90,375

Total long-term liabilities	4,515,364	5,071,963

Total liabilities	5,557,866	5,843,719

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	3,322,808	3,168,110

Total Equity	4,180,335	4,025,637

Liabilities and Equity	$9,738,201	$9,869,356

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		As Restated		As Restated
OPERATING REVENUE
Rent revenue	$355,611	$374,277	$703,789	$732,871

OPERATING EXPENSES
Depreciation and amortization	32,688	32,688	65,376	65,376
Property taxes	67,659	69,784	124,880	137,029
Payroll and related costs	20,059	18,288	41,255	35,754
Insurance and utilities	9,403	14,017	20,462	21,104
Repairs and maintenance	8,427	12,732	17,913	20,564
Professional services	3,653	19,503	32,553	33,653
Bad debt	1,916	—	3,327	—
Other	639	1,393	1,641	1,740

	144,444	168,405	307,407	315,220

Operating income	211,167	205,872	396,382	417,651

OTHER INCOME (EXPENSE)
Interest	(74,147)	(80,979)	(150,803)	(165,460)
Other Income/Expense	—	51	5	51

	(74,147)	(80,928)	(150,798)	(165,409)

Income before income taxes	137,020	124,944	245,584	252,242

INCOME TAXES PROVISION	47,789	46,291	90,886	94,613

Net income	89,231	78,653	154,698	157,629

RETAINED EARNINGS, BEGINNING OF PERIOD	3,233,577	2,933,448	3,168,110	2,854,472

RETAINED EARNINGS, END OF PERIOD	3,322,808	3,012,101	3,322,808	3,012,101

PER SHARE DATA
Net income per common share	$0.02	$0.02	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		As Restated		As Restated
OPERATING ACTIVITIES
Net income	$89,231	$78,653	$154,698	$157,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,688	32,688	65,376	65,376
Changes in deferred and accrued amounts:	(6,499)	(45,122)	10,035	(89,180)

Net cash provided by operating activities	115,420	66,219	230,109	133,825

INVESTING ACTIVITIES
Proceeds from the sale of land	1,500	—	1,500	—
Additions to investment property	(1,000)	—	(1,000)	—

Net cash provided by investing activities	500	—	500	—

FINANCING ACTIVITIES
Proceeds from shareholder, net	—	(10,500)	—	10,500
Proceeds from line of credit, net	—	50,250	—	57,231
Principal payments on notes payable	(116,361)	(108,290)	(230,906)	(214,714)

Net cash used in financing activities	(116,361)	(68,540)	(230,906)	(146,983)

Net decrease in cash	(441)	(2,321)	(297)	(13,158)

CASH BEGINNING OF PERIOD	23,400	22,887	23,256	33,724

CASH END OF PERIOD	$22,959	$20,566	$22,959	$20,566

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$74,147	$80,979	$150,803	$165,460

Cash paid for income taxes	$12,000	$60,420	$36,677	$60,420

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note  1 — Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q, Article 8 of Regulation S-X and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-K for the year ended September 30, 2010 when reviewing interim financial statements.

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

Refer to the Company’s Form 10-K for the year ended September 30, 2010 for further information regarding its critical accounting policies.

Note  2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at March 31, 2011 and September 30, 2010:

	March 31,	September 30,
	2011	2010
	(unaudited)

National Plaza building, land and improvements	$5,137,296	$5,136,296
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,639,598	3,641,098
	11,207,267	11,207,767

Less accumulated depreciation	(1,917,419)	(1,856,687)
	9,289,848	9,351,080

Residential rental property	145,847	145,847
Less accumulated depreciation	(24,006)	(22,650)
	121,841	123,197

Investment properties for lease, net of accumulated depreciation	$9,411,689	$9,474,277

Depreciation expense totaled $31,044 and $62,088 for both the three-month and six-month periods ended March 31, 2011 and 2010, respectively.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.  As of March 31, 2011, the Company is working with Publix on plans to renovate and upgrade this center.  Currently the Company is working with creditors to finance the planned renovation.

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,639,598 at March 31, 2011 and $3,641,098 at September 30, 2010.

Refer to the Company’s Form 10-K for the year ended September 30, 2010, for further information on operating lease agreements and land held for investment or development purposes.

Note  3 — Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	March 31, 2011	September 30, 2010
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest at a fixed rate of 6%.	$180,976	$217,989

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	1,540,195	1,689,892

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,397,435	2,441,381
	4,118,606	4,349,262
Less current maturities	(486,877)	(469,729)

	$3,631,729	$3,879,533

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

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $486,877, plus the line of credit of $300,000.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that his will occur.

The Company expects to extend the maturity date of the $300,000 line of credit through refinancing upon its maturity in December 2011.  Although the company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on terms acceptable to the Company.

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

In applying the requirements of SAB No. 108, the Company adjusted its deferred income tax expense accrual, which had been understated by $288,834 as of September 30, 2006.  Such understatement resulted from the use of an incorrect deferred tax rate in this period and each of the subsequent three years.  The financial statements for the quarter ended March 31, 2010 have been retroactively restated to correct this error.  This adjustment decreased retained earnings as of September 30, 2008 by $301,457.  Retained earnings at March 31, 2010 was decreased by $310,428.  Income tax expense increased by $23 and net income decreased by $23 for the quarter ended March 31, 2010.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the six months ended March 31, 2011, and a comparative analysis of the same period for 2010 are presented below:

			Increase (Decrease)
			2011 compared to 2010
	2011	2010	Amount	Percent
		As Restated

Rent revenue	$703,789	$732,871	$(29,082)	-4%

Operating expenses	307,407	315,220	(7,813)	-2%

Interest expense	150,803	165,460	(14,657)	-9%

Income tax expense	90,886	94,613	(3,727)	-4%

Net income	154,698	157,629	(2,931)	-2%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.  Rent revenue decreased slightly for the six months ended March 31, 2011 primarily due to two small shop tenants at National Plaza vacating during the first quarter of 2010 or thereafter and one small shop tenant at National Plaza receiving rent relief after the first quarter of 2010.

Refer to the Company’s Form 10-K for the year ended September 30, 2010 for further information regarding the properties owned and their lease terms.

Total operating expenses for the six months ended March 31, 2011 decreased compared with the same period for 2010.  This decrease was due largely to decreased property tax expense as a result of a tax appeal filed in the 3rd quarter of 2010 related to the North Augusta, South Carolina property held for development.  The appeal has not been resolved as of May 2, 2011, however the 2010 tax bill paid in the first quarter of 2011 was based on an amount of 80% of the 2009 assessment as estimated by the tax assessor until the appeal is resolved.  Management anticipates the appeal to result in a reduction for 2010 calendar year costs over 2009 costs.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the six month period ended March 31, 2011 decreased compared to 2010 due to the decrease in debt due to scheduled principle payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease slightly as outstanding debt is amortized.

Income tax expense for the six month period ended March 31, 2011 is consistent, decreasing slightly due to slightly decreased rent revenue compared with the same period for 2010.  Management expects income tax expense for the remainder of the year to be comparable to the current operating period.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at March 31, 2011 was 23%.  The ratio was 40% at September 30, 2010.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $486,877.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition the Company’s line of credit of $300,000 at March 31, 2011 is due to be repaid in December 2011.  The Company expects to extend the maturity date of the line of credit through refinancing upon its maturity in 2011.  Although the Company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on the terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the six-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

None

Item  1A. Risk Factors

None

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item  3. Defaults Upon Senior Securities

None

Item  4. Reserved for Future Use

Item  5. Other Information

Management of the Company notes that no Forms 8-K were filed during the period and Management is not aware of any un-reported matters occurring during the period that would require disclosure in a Form 8-K.

Item  6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 11, 2011

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer