Form 10-Q
period 2011-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2011-08-15
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 9, 2011
Common Stock, $0.10 Par Value	5,243,107 shares

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$21,999	$23,256
Receivables from tenants	276,397	282,152

Total current assets	298,396	305,408

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,741,046	5,833,179
Land and improvements held for investment or development	3,639,598	3,641,098

	9,380,644	9,474,277

OTHER ASSETS	84,740	89,671

	$9,763,780	$9,869,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$196,711	$239,493
Income taxes payable	112,451	37,882
Current maturities of notes payable and line of credit	795,687	469,729
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	1,129,501	771,756

LONG-TERM LIABILITIES
Notes payable, less current portion and line of credit	3,504,454	4,179,783
Deferred income taxes	807,474	801,805
Deferred revenue, less current portion	71,886	90,375

Total long-term liabilities	4,383,814	5,071,963

Total liabilities	5,513,315	5,843,719

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 shares issued and outstanding at June 30, 2011 and September 30, 2010	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	3,392,938	3,168,110

Total Equity	4,250,465	4,025,637

	$9,763,780	$9,869,356

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Nine Month
	Periods Ended June 30,		Periods Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		As restated		As restated
OPERATING REVENUE
Rent revenue	$347,465	$353,227	$1,051,254	$1,086,099

OPERATING EXPENSES
Depreciation and amortization	32,688	32,688	98,064	98,064
Property taxes	64,239	67,645	189,119	204,673
Payroll and related costs	19,071	21,063	60,327	56,818
Insurance and utilities	11,520	10,437	31,982	31,540
Repairs and maintenance	7,716	4,347	25,630	24,912
Professional services	16,595	2,800	49,148	36,453
Bad debt	1,315	8,015	4,642	8,015
Other	1,067	911	2,706	2,652

	154,211	147,906	461,618	463,127

Operating income	193,254	205,321	589,636	622,972

OTHER INCOME (EXPENSE)
Interest	(71,993)	(80,838)	(222,796)	(246,298)
Other Income/Expense	—	—	5	51

	(71,993)	(80,838)	(222,791)	(246,247)

Income before income taxes	121,261	124,483	366,845	376,725

INCOME TAXES PROVISION	51,131	46,092	142,017	140,705

Net income	70,130	78,391	224,828	236,020

RETAINED EARNINGS, BEGINNING OF PERIOD	3,322,808	3,012,101	3,168,110	2,854,472

RETAINED EARNINGS, END OF PERIOD	$3,392,938	$3,090,492	$3,392,938	$3,090,492

PER SHARE DATA
Net income per common share	$0.01	$0.01	$0.04	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Nine Month
	Periods Ended June 30,		Periods Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$70,130	$78,391	$224,828	$236,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,688	32,688	98,064	98,064
Changes in deferred and accrued amounts:	14,687	9,626	24,722	(79,554)

Net cash provided by operating activities	117,505	120,705	347,614	254,530

INVESTING ACTIVITIES
Proceeds from the sale of land	—	—	1,500	—
Additions to Investments property	—	—	(1,000)	—

Net cash provided by investing activities	—	—	500	—

FINANCING ACTIVITIES
Repayments to shareholder, net	—	(10,500)	—	—
Principal payments on notes payable	(118,465)	(110,273)	(349,371)	(267,756)

Net cash used in financing activities	(118,465)	(120,773)	(349,371)	(267,756)

Net decrease in cash	(960)	(68)	(1,257)	(13,226)

CASH BEGINNING OF PERIOD	22,959	20,566	23,256	33,724

CASH END OF PERIOD	$21,999	$20,498	$21,999	$20,498

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$71,993	$80,838	$222,796	$246,298

Cash paid for income taxes	$20,000	$35,000	$56,677	$95,420

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

Refer to the Company’s Form 10-K for the year ended September 30, 2010 for further information regarding its critical accounting policies.

Note  2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at June 30, 2011 and September 30, 2010:

	June 30,	September 30,
	2011	2010
	(unaudited)

National Plaza building, land and improvements	$5,137,296	$5,136,296
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,639,598	3,641,098
	11,207,267	11,207,767

Less accumulated depreciation	(1,947,785)	(1,856,687)
	9,259,482	9,351,080

Residential rental property	145,847	145,847
Less accumulated depreciation	(24,685)	(22,650)
	121,162	123,197

Investment properties for lease, net of accumulated depreciation	$9,380,644	$9,474,277

Depreciation expense totaled $31,044 and $93,133 for the three-month and nine-month periods ended June 30, 2011 and 2010, respectively.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.  As of June 30, 2011, the Company is working with Publix on plans to renovate and upgrade this center.  Currently the Company is working with creditors to finance the planned renovation.

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,639,598 at June 30, 2011 and $3,641,098 at September 30, 2010.

Refer to the Company’s Form 10-K for the year ended September 30, 2010, for further information on operating lease agreements and land held for investment or development purposes.

Note  3 — Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	June 30, 2011	September 30, 2010
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest at a fixed rate of 6%.	$162,049	$217,989

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	1,463,115	1,689,892

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,374,977	2,441,381

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

	300,000	300,250

	4,300,141	4,649,512
Less current maturities	(795,687)	(469,729)

	$3,504,454	$4,179,783

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $495,687, plus the line of credit of $300,000.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

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

In applying the requirements of SAB No. 108, the Company adjusted its deferred income tax expense accrual, which had been understated by $288,834 as of September 30, 2006.  Such understatement resulted from the use of an incorrect deferred tax rate in this period and each of the subsequent three years.  The financial statements for the quarter ended June 30, 2010 have been retroactively restated to correct this error.  This adjustment decreased retained earnings as of September 30, 2008 by $301,457.  Retained earnings at June 30, 2010 was decreased by $310,428.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the nine months ended June 30, 2011, and a comparative analysis of the same period for 2010 are presented below:

			Increase (Decrease)
			2011 compared to 2010
	2011	2010	Amount	Percent
		As Restated

Rent revenue	$1,051,254	$1,086,099	$(34,845)	-3%

Operating expenses	461,618	463,127	(1,509)	-0%

Interest expense	222,796	246,298	(23,502)	-10%

Income tax expense	142,017	140,705	1,312	1%

Net income	224,828	236,020	(11,192)	-5%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.  Rent revenue decreased slightly for the nine months ended June 30, 2011 primarily due to two small shop tenants at National Plaza vacating during 2010, one the first quarter of 2010 and one in the fourth quarter of 2010, and one small shop tenant at National Plaza receiving rent relief beginning in the third quarter of 2010.  In addition the Publix 2009 CAM reconciliation billed in 2010 was greater than the 2010 reconciliation billed in 2011.

Refer to the Company’s Form 10-K for the year ended September 30, 2010 for further information regarding the properties owned and their lease terms.

Total operating expenses for the nine months ended June 30, 2011 is comparable to the same period for 2010.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the nine month period ended June 30, 2011 decreased compared to 2010 due to the decrease in debt resulting from scheduled principle payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease slightly as outstanding debt is amortized.

Income tax expense for the nine month period ended June 30, 2011 is comparable to the same period for 2010. Management expects income tax expense for the remainder of the current fiscal year to be comparable to the current operating period.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at June 30, 2011 was 26%.  The ratio was 40% at September 30, 2010.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $495,687.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition the Company’s line of credit of $300,000 at June 30, 2011 is due to be repaid in December 2011.  The Company expects to extend the maturity date of the line of credit through refinancing upon its maturity in 2011.  Although the Company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on the terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the nine-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

101

The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 12, 2011

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer