Form 10-K
period 2011-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2011-12-22
CIK 88572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

The registrant’s total revenues for the fiscal year ended September 30, 2011 were $ 1,400,412.

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

The Company’s primary development and income producing activities are:

1.               Retail strip center on 15.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”).  Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. (“Publix”) who operates a retail food supermarket.  The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants.  At September 30, 2011, approximately 5,200 square feet of this remaining space was leased.

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

In January of 2007 construction of the Evans Ground Lease was completed and the Company began collecting full monthly rent.  The Evans Ground Lease represents approximately 43% of the Company’s net leased assets at September 30, 2011.  Rent revenue, including monthly rent, recognition of previously deferred revenue and property taxes from the Evans Ground Lease represented 48% and 47% of the Company’s total gross rent revenue for the years ended September 30, 2011 and 2010, respectively. The Company also expects the long-term ground lease in Evans, Georgia to provide a substantial portion of the Company’s revenue from leasing in future years.

Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995.  The National Plaza represents approximately 55% of the Company’s net leased assets at September 30, 2011.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the lease with Publix Supermarkets, Inc. represented 41% and 42% of the Company’s total gross rent revenue for the years ended September 30, 2011 and 2010, respectively.  Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing.   See Item 2, “Properties” for additional information related to these properties and the lease agreements.

The Company owns additional undeveloped land in and around the Augusta, Georgia and North Augusta, South Carolina area that is being held for investment purposes. Management of the Company believes that the market value of the property owned is greater than its carrying value. The Company presently has four employees, all of whom are officers and/or stockholders of the Company.

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

Description of real estate and operating data:

The Company holds approximately 12.77 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road.  The land was purchased in five transactions.  Initially, the Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest held by two individuals, one of which is a principal stockholder and member of the Board of Directors.  In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest.  One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company.  The aggregate purchase price of the land was $522,846.  A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described.  The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals.  The purchase price of the land was $371,970.  In a fourth transaction, the Company purchased an additional 1.03 acres for $342,122 on Old Evans Road in Evans, Georgia that adjoins the above described properties.  And in the fifth and final transaction in 2004, the Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels from a member of the Board of Directors.  The cost of the parcel acquired in 2004, was $467,874.  The Company’s net book value of the investment properties acquired in these five transactions of $1,704,812, including the cost of improvements thereon, is approximately 17% of the Company’s total assets at September 30, 2011.  The Company has a Federal tax basis in the investment property of $1,061,920.  The Company signed a long-term ground lease for the development of a Lowe’s home improvement store on this property as well as the 4.61 acres, discussed below, during 2006. The Company began earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia during the 3rd Quarter of 2006.  The Company received $20,833 in monthly rent until the January 2007 expiration of the development period.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. A note payable to an insurance company is collateralized with the property and an assignment of the long-term ground lease.  The note is payable in monthly installments of $19,137 including interest, through May 1, 2027, and bears interest of a fixed rate of 5.85%.  The balance of the loan was $2,352,188 at September 30, 2011.  Property taxes paid on this property and the 4.61 acres described above in 2011 totaled $128,913.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia.  The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of $511,726 and with approximately $250,000 of proceeds from a note payable.  The office building was demolished during 2006.  The Company’s net book value in this property is $693,167 at September 30, 2011.  For tax purposes, the Company recognized a loss of $236,859 on the demolition of the building in 2006.  The Company’s Federal tax basis in the property is approximately $175,261 at September 30, 2011.  There is no outstanding debt on this property at September 30, 2011.  Prior to the demolition, the property, excluding land cost, was being depreciated for financial reporting purposes using the straight-line method over 39 years.  The property adjoins the 12.77 acres of land in Evans, Georgia.  In July 2009, the Company sold an easement consisting of approximately .52 acres of the total Evans Ground Lease tract for $300,000.  The Company recognized a gain of approximately $195,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement.  The Company’s management does not feel that the easement sale had any adverse impact on the existing lease or the Company’s ability to lease the land going forward.

The Company’s net book value of National Plaza, $3,160,646 at September 30, 2011, amounts to approximately 32% of the Company’s total assets at September 30, 2011.

Construction of the National Plaza was completed in May 1995.  National Plaza has 69,000 square feet of available lease space.  National Plaza was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose.  The Company has leased 56,000 square feet to Publix, which, as National Plaza’s anchor tenant, operates a retail food supermarket.  The Company, as lessor, has a twenty-year lease agreement with Publix.  The lease became effective May 15, 1995.  The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this Publix store’s annual gross sales in excess of approximately $37 million.  For the Company’s years ended September 30, 2011 and 2010, the supermarket had not achieved this sales level.  The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix.  For 2011, this reimbursement was $52,882. At the lessee’s option the lease may be extended in five-year increments for an additional twenty years on substantially the same lease terms.  As part of the lease agreement, Publix contributed approximately $493,000 to the construction of National Plaza.  The Company capitalized this contribution and is recognizing the related revenue over the twenty-year life of the lease.

The Company financed National Plaza with a $4,300,000 loan, with interest that is fixed at 7.875%.  Annual principal and interest payments total $427,596.  The balance of the loan was $1,384,507 at September 30, 2011.  The loan matures in June 2015 and is scheduled to be fully amortized at that time.  The loan is secured with a mortgage interest in National Plaza and an assignment of lease payments (rent) from the property.  The property is located on Washington Road in Augusta, Georgia.  Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company’s tenants.  The Company’s operation of National Plaza is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants.  The Company competes with other retail strip centers in the area to maintain stable occupancy.  Management of the Company believes that the location and visibility of National Plaza provides for favorable conditions for maintaining occupancy.  At September 30, 2011, the Company had leased 40% of the 13,000 square feet not leased to Publix.  These individual leases have terms ranging from three to five years, with monthly lease payments including Common Area Maintenance (“CAM”) ranging from $1,300 to $1,617.  Following is selected statistical information regarding National Plaza at September 30, 2011:

Occupancy rate — 89%                                  (Publix is the only tenant to occupy 10% or more of the leasable square feet.)

Effective rental rates —

	Square Feet	Rental Per
	Leased	Square Foot

Publix Supermarkets, Inc.	56,000	$8.25
Other tenants	5,200	11.37

The principal business of the other tenants occupying space as of September 30, 2011 includes a take-out restaurant, stock brokerage office, beauty supply store and a nail salon.

A schedule of lease expirations at National Plaza for each of the next five years, beginning with the Company’s year-end September 30, 2011 is presented below (does not include potential extensions or ground leases on outparcels).

		Total area in		Percentage of
	Number of	square feet	Annual rental	gross annual
Year ending	tenants whose	covered by	represented by	rental represented
September 30,	leases will expire	expiring leases	expiring leases	by expiring leases

2012	—	—	—	—
2013	—	—	—	—
2014	2	2,600	26,935	1.9%
2015	1	1,300	14,008	1.0%
2016	1	1,300	16,800	1.2%

The percentage of gross annual rents represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve-month fiscal period.  The Company is currently considering plans to make some renovations and improvements to National Plaza in the foreseeable future, however the timing has not been determined.  Any renovations approved by the Company’s management and the Board of Directors will be contingent on obtaining financing at the time approved.

The Company’s Federal tax basis in National Plaza at September 30, 2011, excluding land and before accumulated depreciation is $4,339,522.  Federal tax basis accumulated depreciation is $2,338,312.  Property taxes on the National Plaza totaled $82,752 in 2011.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia.  At September 30, 2006 the property was collateral for a 6.25% note, the balance of this note was paid off in full with a portion of the Principal note that was taken out in 2007.  The property was purchased for $145,847.  The property is located adjacent to several properties held by the

Company.  The location of this property may enhance the appreciation and future marketability of the property.  The Company’s Federal tax basis in the property was $118,568.  Property taxes paid on this property in 2011 totaled $2,627.

During 2007, the Company purchased approximately 14.57 acres of undeveloped land for $2,339,678 held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.  At September 30, 2011 there is no outstanding debt on the property.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $160,000 for future development adjoining the 14.57 acres.  At September 30, 2011 there is no outstanding debt on this additional 1 acre.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $350,000 held for future development adjoining the 14.57 acres.  During 2008, the Company purchased an additional 2.81 acres of undeveloped land for $421,500 held for future development adjoining the 14.57 acres. At September 30, 2011 the Company owes $142,838 on this additional 2.81 acres.  The undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina totals 19.38 acres.

No other property owned by the Company at September 30, 2011, had a book value amounting to 10% or more of the total assets of the Company.

All of the properties owned by the Company are owned in fee simple interest.

In the opinion of management of the Company, all of the properties owned by the Company are adequately covered by insurance.

Item 3. Legal Proceedings.

During the fourth quarter of the fiscal year, the Company was notified by a tenant of a claim for reimbursement of certain expenses charged.  It is the opinion of the Company’s management that the Company is not liable for this claim.  The Company has accrued approximately $56,000 for professional fees and other expenses to defend its position.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s securities.  The approximate number of holders of the Company’s common stock is 750.

No dividends have been declared or paid during the two years ended September 30, 2011 and 2010.  The Company has no restrictions that currently, or that may reasonably be expected to, limit materially the amount of dividends paid.

Item 6. Selected Financial Data.

Not required.

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

Estimates of Income Tax Rates Applicable to Deferred Taxes

Company management has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets.  Company management has estimated deferred income tax liabilities of $788,107 at September 30, 2011.  Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Results of Operations:

			Increase (Decrease)
			2011 compared to
			2010
	2011	2010	Amount	Percent

Rent revenue	$1,400,412	$1,437,100	$(36,688)	-3%
Operating expenses	671,790	611,561	60,229	10%
Interest expense	287,950	324,494	(36,544)	-11%
Net income	269,499	313,638	(44,139)	-14%

			Increase (Decrease)
			2010 compared to
			2009
	2010	2009	Amount	Percent

Rent revenue	$1,437,100	$1,405,915	$31,185	2%
Gain on sale of investment property	—	194,785	(194,785)	-100%
Operating expenses	611,561	616,591	(5,030)	-1%
Interest expense	324,494	360,370	(35,876)	-10%
Net income	313,638	382,479	(68,841)	-18%

Rent revenue from leasing activities is provided by the following properties:

	2011	2010	2009

National Plaza	$670,331	$706,049	$697,823
Outparcel at National Plaza	56,400	56,400	56,160
Evans Ground Lease	667,681	668,651	645,932
Other	6,000	6,000	6,000

	$1,400,412	$1,437,100	$1,405,915

Years Ended September 30, 2011 and 2010

National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix as the investment property’s anchor tenant.  See Item 2, “Properties” for additional information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 40% and 50% leased as of September 30, 2011 and 2010, respectively.  Attempts are being made to lease vacant space.  Also see Item 2, “Properties” for effective rental rates and lease expirations related to this property.  Rent revenue from Publix and National Plaza decreased as compared with the prior years’ amounts due to lower common area maintenance rent reconciliations billed in 2011 as compared to 2010 and lower small shop occupancy and rent billed in 2011 as compared to 2010.  In May 2006 the Company entered into a long-term ground lease with Lowes, a national home improvement retailer, with a portion of total monthly rent due during the construction period, which was completed in January 2007. Rent revenues for the Evans Ground Lease in 2011 remained relatively consistent with 2010.  See Item 2, “Properties” for additional information regarding the Evans Ground Lease.  Management expects both of the above two lease arrangements to continue to provide a substantial portion of the Company’s revenues.

Operating expenses increased by $60,229 (10%) from 2010.  Operating costs of the Company consists mainly of the costs of managing National Plaza and property taxes related to the Company’s land holding portfolio.  Operating costs for 2011 include approximately $56,000 of accrued costs for professional fees and other expenses related to a claim.  Company management expects operating expenses for 2012 to be relatively consistent with 2010.

Interest expense decreased by $36,544 (-11%) from 2010.  The Company’s interest costs relate to outstanding debt on the Company’s land holdings as discussed above in Item 2, “Properties”.  Continued amortization of outstanding debt balances resulted in decreased interest expense in 2011.  Company management expects interest expense for the year ending September 30, 2012 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

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

Liquidity and Sources of Capital:

The percentage of current assets to current liabilities was 39% at September 30, 2011, and was 40% at September 30, 2010.  Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancings and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments in fiscal year 2012 totaling $504,660.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition, the Company’s line of credit of $300,000 is due to be repaid in December 2012.  The Company plans to secure refinancing of this line of credit prior to its maturity in December 2012.  Although the Company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on terms acceptable to the Company.

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

Item 8. Financial Statements

The following consolidated financial statements of Security Land & Development Corporation are included herein:

Report of Independent Registered Public Accounting Firm

(audit of financial statements as of and for the years ended September 30, 2011 and 2010)

Consolidated Balance Sheets as of September 30, 2011 and 2010

Consolidated Statements of Income and Retained Earnings for the years ended September 30, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Security Land and Development Corporation

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation (“the Company”) as of September 30, 2011 and 2010, and the related consolidated statements of income and retained earnings and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated balance sheets as of September 30, 2011 and 2010 and the related consolidated statements of income and retained earnings and cash flows for the years then ended, present fairly, in all material respects, the financial position of Security Land and Development Corporation at September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis LLC

December 22, 2011

Augusta, Georgia

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$51,190	$23,256
Receivables from tenants, net of allowance of $4,184 and $3,412 at September 30, 2011 and 2010, respectively	339,738	282,152

Total current assets	390,928	305,408

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,711,502	5,833,179
Land and improvements held for investment or development	3,639,598	3,641,098

	9,351,100	9,474,277

OTHER ASSETS	83,096	89,671

	$9,825,124	$9,869,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$310,994	$239,493
Income taxes payable	160,979	37,882
Current maturities of notes payable	504,660	469,729
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	1,001,285	771,756

LONG-TERM LIABILITIES
Notes payable and line of credit, less current portion	3,674,873	4,179,783
Deferred income taxes	788,107	801,805
Deferred revenue, less current portion	65,723	90,375

Total long-term liabilities	4,528,703	5,071,963

Total liabilities	5,529,988	5,843,719

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 and 5,243,107 shares issued and outstanding in 2011 and 2010, respectively	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	3,437,609	3,168,110

Total Stockholders’ Equity	4,295,136	4,025,637

Liabilities and Stockholders’ Equity	$9,825,124	$9,869,356

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years
	Ended September 30
	2011	2010
OPERATING REVENUE
Rent Revenue	$1,400,412	$1,437,100

OPERATING EXPENSES
Depreciation and amortization	130,752	130,751
Property taxes	252,010	269,681
Payroll and related costs	80,955	75,731
Insurance and utilities	47,542	45,891
Repairs and maintenance	42,428	33,618
Professional services	108,573	41,718
Bad Debt	6,568	11,241
Other	2,962	2,930

	671,790	611,561

Operating income	728,622	825,539

OTHER INCOME (EXPENSE)
Interest	(287,950)	(324,494)
Other Income/Expense	5	51

	(287,945)	(324,443)

Income before income taxes	440,677	501,096

INCOME TAXES PROVISION (BENEFIT)
Current Expense	184,876	175,545
Deferred Expense (Benefit)	(13,698)	11,913
	171,178	187,458

Net income	269,499	313,638

RETAINED EARNINGS, BEGINNING OF YEAR	3,168,110	2,854,472

RETAINED EARNINGS, END OF YEAR	$3,437,609	$3,168,110

PER SHARE DATA
Net income per common share	$0.05	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years
	Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$269,499	$313,638
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debts	6,568	11,241
Depreciation and Amortization	130,752	130,751
Deferred income tax	(13,698)	13,913
Changes in deferred and accrued amounts:
Receivables from tenants	(64,154)	(45,543)
Prepaid property taxes	—	3,614
Accounts payable and accrued expenses	71,501	(3,805)
Income taxes payable	123,097	(29,604)
Deferred income	(24,652)	(24,652)

Net cash provided by operating activities	498,913	369,553

INVESTING ACTIVITIES
Improvements to property held for lease	(1,000)	—

Net cash used in investing activities	(1,000)	—

FINANCING ACTIVITIES
Proceeds from line of credit	—	57,231
Principal payments on notes payable	(469,979)	(437,252)

Net cash used in financing activities	(469,979)	(380,021)

Net increase (decrease) in cash	27,934	(10,468)

CASH, BEGINNING OF YEAR	23,256	33,724

CASH, END OF YEAR	$51,190	$23,256

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$282,508	$324,494

Cash paid for income taxes	$20,000	$140,420

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

During 2011 and 2010, substantially all operating revenues and operating expenses were related to real estate leasing.  A substantial portion of rent revenues were earned from two investment properties, a commercial retail center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia (“National Plaza”) and the Evans Ground Lease on Washington Road in Evans, Georgia (“Evans Ground Lease”). National Plaza provided approximately 48% and 49% of gross rent revenue in 2011 and 2010, respectively.  Approximately 81% of National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200.  National Plaza comprises approximately 55% of the asset Investment Properties for Lease, net of Accumulated Depreciation.  The Evans Ground Lease provided approximately 48% and 47% of gross rental revenue in 2011 and 2010, respectively.  This property, leased to a national home improvement retailer, earned rents totaling $538,768 in both 2011 and 2010.  The Evans Ground Lease comprises approximately 43% of investment properties held for lease, net, by the Company at September 30, 2011.

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

Revenue recognition

Rent revenue is recognized on a straight-line basis over the term of the related lease agreements.  The Company is reimbursed by tenants for property taxes and other maintenance fees.  These reimbursements totaled $255,791 and $258,495, which is included in rent revenue, for the years ended September 30, 2011 and 2010, respectively.

(Continued)

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount. The Company measures the impairment loss as the amount by which the asset’s carrying amount exceeds the fair value of the asset. At September 30, 2011 and 2010, the Company believes that none of its long-lived assets are impaired.

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements.  Receivables are carried at original invoice amount.  Management estimates an allowance for doubtful accounts by regularly evaluating individual tenant receivables and considering the collectability of balances due based on each tenant’s financial condition, credit history, and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recognized in income when received.  The Company has an allowance for uncollectible accounts of $4,184 and $3,412 at September 30, 2011 and 2010, respectively.

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method.  Lease commissions, net of accumulated amortization, of $28,878 and $31,973 at September 30, 2011 and 2010, respectively, are included in Other Assets in the accompanying consolidated balance sheets.

Loan Fees

Loan fees are capitalized and amortized over the term of the loan using the straight-line method.  Loan fees, net of accumulated amortization, were $54,218 and $57,698 at September 30, 2011 and 2010, respectively.  Loan fees are included in Other Assets in the accompanying consolidated balance sheets.

Income taxes

The Company files a consolidated income tax return.  Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting basis and income tax basis of assets and liabilities.  Deferred tax assets and liabilities represent future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are adjusted for changes in tax laws and tax rates when those

(Continued)

changes are enacted.

The Company has adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements.  Management is not aware of any uncertain tax positions as of September 30, 2011 and 2010.  The Company believes it is no longer subject to income tax examination for the years prior to 2008.

Net income per common share

Net income per common share is calculated on the basis of the weighted average number of shares outstanding.  The Company has no stock option plans, or other instruments resulting in earnings per share dilution.  For 2011 and 2010 the weighted average number of shares outstanding was 5,243,107.  Therefore, only basic net income per common share is presented.

Recently issued accounting standards

In December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011.  The Company does not expect the amendment to have any impact on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the State of Georgia, and in North Augusta, South Carolina.  In 2011 and 2010, approximately 100% of the Company’s revenues were rental related revenue.  In 2011 and 2010, approximately 48% and 49%, respectively of the Company’s rental revenues were earned from National Plaza.  Approximately 81% of National Plaza is leased to one tenant, a regional food supermarket.  Approximately 48% and 47% of the Company’s rental revenues in 2011 and 2010, respectively, were earned from the Evans Ground Lease, which is 100% leased to a major national home improvement retailer.

(Continued)

The majority of the Company’s receivables from tenants at September 30, 2011 and 2010 were receivable from two tenants, the regional food supermarket that leases property at National Plaza, and the major national home improvement retailer under the Evans Ground Lease.

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

NOTE 2 - INVESTMENT PROPERTIES

Investment properties leased or held for lease

Investment properties leased or held for lease to others under operating leases consist of the following at September 30:

	2011	2010

National Plaza building, land and improvements	$5,138,796	$5,136,296
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,639,598	3,641,098
	11,208,767	11,207,767

Less accumulated depreciation	(1,978,150)	(1,856,687)
	9,230,617	9,351,080

Residential rental property	145,847	145,847
Less accumulated depreciation	(25,364)	(22,650)
	120,483	123,197

Investment properties for lease, net of depreciation	$9,351,100	$9,474,277

Depreciation expense totaled $124,176 in both 2011 and 2010.

Approximately 81% of National Plaza is leased to a regional food supermarket.  The lease requires minimum annual rental payments of $463,200, expires in 2015 and is renewable for a total of an additional twenty years at substantially similar lease terms.  The lease provides for the supermarket to pay for interior maintenance and utilities and property taxes on a proportional basis.

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2011 and 2010, the supermarket did not achieve this gross sales level.

In construction of National Plaza, the supermarket contributed approximately $493,000 to the cost of the construction.  The Company recorded the $493,000 as deferred revenue and is recognizing $24,652 as revenue annually using the straight-line method over the twenty-year life of the lease with the supermarket.

(Continued)

In 2003, the Company entered into a 20-year ground lease arrangement on an outparcel of National Plaza.  The ground lease provides for minimum rent of $45,000 annually, for the first 10 years of the lease.  The minimum rent increases by approximately 10% after year 10 and then again after year 15 of the ground lease.  Other lease agreements at National Plaza range in terms from one to five years.

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

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2012	$1,095,572
2013	1,097,858
2014	1,080,910
2015	905,802
2016	584,300
Thereafter	6,152,815

$10,917,257

Land and improvements held for investment or development

The Company also holds for investment or future development approximately 19.38 acres of undeveloped commercial land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company’s National Plaza investment property.  The aggregate cost of these investment properties held for investment or development was $3,639,598 and $3,641,098 at September 30, 2011 and 2010, respectively.

NOTE 3 — NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit consisted of the following at September 30:

	2011	2010
A note payable to the seller of 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest of a fixed rate of 6%.	$142,838	$217,989

A line of credit with a regional financial institution for up to $251,934 procured in March 2008 with a floating interest rate based on prime and originally payable in full in April 2009. In April 2009 the Company refinanced the $243,019 line of credit with a regional financial institution. The Company entered into an agreement with the same regional financial institution to borrow the outstanding balance of $243,019, bearing interest based on the greater of prime or 6% with interest payments due monthly, maturing in April 2010. In January 2010 the Company renewed this line of credit and increased the open balance to $300,250. This agreement originally matured in February 2011. In December 2010, the Company renewed the line of credit to December 5, 2011, at the greater of prime plus 1% or 6%. In December 2011, the Company renewed the line of credit to December 12, 2012, at the greater of prime plus 1% or 6%. The current balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008 and is collateralized by the residential property on Stanley Drive in Augusta, Georgia.

	300,000	300,250

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	1,384,507	1,689,892

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,352,188	2,441,381

	4,179,533	4,649,512

Less current maturities	(504,660)	(469,729)

	$3,674,873	$4,179,783

Aggregate maturities of notes payable and the line of credit are as follows at September 30, 2011:

2012	$504,660
2013	820,580
2014	492,727
2015	423,070
2016	119,414
Thereafter	1,819,082

$4,179,533

All interest incurred for 2011 and 2010 was expensed by the Company.

(Continued)

In addition, the Company’s line of credit of $300,000 was due to be repaid in December 2011.  In December of 2011 the company extended the maturity date of the line of credit to December 2012.

NOTE 4 — INCOME TAXES

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences that give rise to the deferred tax liability are as follows as of September 30:

	2011	2010
Deferred income tax liabilities:
Basis in Investment Properties	$788,107	$801,805

Taxable gains deferred by the Company in prior years through qualified tax-free like-kind exchanges totaled approximately $973,000.  These deferred gains for tax reporting comprise a substantial portion of the Company’s deferred income tax liabilities as of September 30, 2011 and 2010, net of the effects of depreciation.

The provision for income taxes is as follows:

	For the years ended
	September 30,
	2011	2010
Current expense	$184,876	$175,545
Deferred expense (benefit)	(13,698)	11,913

	$171,178	$187,458

The provision for income taxes for the years ended September 30, 2011 and 2010 differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

	2011	2010

Net income before tax	$440,677	$501,096

Expected federal tax expense at 34%	$149,830	$170,373
State tax expense, net of federal benefit	17,451	19,863
Other	3,897	(2,758)

Tax expense	$171,178	$187,458

NOTE 5 — RELATED PARTY TRANSACTIONS

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d—15(e)) as of September 30, 2011, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were ineffective as of September 30, 2011 as explained by the material weakness described in internal control over financial reports.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2011.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2011 as explained by the material weakness described in internal control over financial reporting:

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

NAME, AGE AND
POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr. 63-Chairman of Board of Directors since 1983; Member of Board since 1983; brother of President.	Pharmacist and store owner of Hill Drug Company and past manager of Revco Drug Store, Inc.

T. Greenlee Flanagin	Real estate
62 - President and CEO since 1983; member of
Board since 1983; brother of Chairman of Board.

M. David Alalof 69 - member of Board since 1977.	President of A.C.H.S. Insurance, an insurance company; Past Chairman of the State Personnel Board of Georgia

John C. Bell, Jr.	Attorney at Law
63— Vice President; Member of Board since 1983.

Gregory B. Scurlock	Vice President, First Bank of Georgia, Augusta, GA
63 - Secretary/Treasurer; member of Board since 1983.	Former Senior Vice President, Wachovia Bank, Augusta, GA

Robert M. Flanagin	Real estate agent
54 - Member of Board since 1987.
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2011 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

Gregory B. Scurlock and M. David Alalof serve on the Company’s audit committee, both also serve on the Board of Directors and are experienced in financial matters.  The audit committee members are independent of management of the Company.

Item 11. Executive Compensation.

The table below shows the compensation (including bonuses) of the Chief Executive Officer for the three most recent fiscal years.

NAME	COMPENSATION	DATE

T. Greenlee Flanagin	$10,800	September 30, 2011
T. Greenlee Flanagin	$10,800	September 30, 2010
T. Greenlee Flanagin	$10,800	September 30, 2009

No bonuses were awarded during 2011.

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2011 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2011 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

	NUMBER OF SHARES OF
NAME OF	COMMON STOCK	PERCENT OF
BENEFICIAL OWNER	BENEFICIALLY OWNED	CLASS

T. Greenlee Flanagin (1)	251,784	4.8
Robert Flanagin (1)	523,147	10.0
W. Stewart Flanagin, Jr. (1)	487,114	9.3
Ann Flanagin Smith (1)	411,604	7.9
John C. Bell, Jr.	372,565	7.1
T. Greenlee Flanagin, Jr. (1)	292,959	5.6
R. Clayton Flanagin (1)	292,959	5.6

(1) Combined with the following, these individuals form the “Flanagin Family Group”:

Harriette Flanagin	66,836	1.3

The Flanagin Family Group owns 2,326,403 common shares, which is approximately 44% of the Company’s 5,243,107 shares of common stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2011, by Directors and executive officers:

NAME OF		COMMON STOCK
BENEFICIAL		BENEFICIALLY	PERCENT
OWNER	ADDRESS	OWNED	OF CLASS

W. Stewart Flanagin, Jr.	1117 Glenn Avenue	487,114	9.3
	Augusta, GA 30904

T. Greenlee Flanagin	3326 Wheeler Road	251,784	4.8
	Augusta, GA 30909

M. David Alalof	P.O. Box 15637	106,360	2.0
	Augusta, GA 30909

John C. Bell, Jr.	P.O. Box 1547	372,565	7.1
	Augusta, GA 30903

Gregory B. Scurlock	1203 Reid Road	500	0.1
	Augusta, GA 30909

Robert M. Flanagin	2002 Wrightsboro Road	523,147	10.0
	Augusta, GA 30904

All Directors and officers as a group consisting of six individuals.		1,741,470	33.3%

The Flanagin Family Group and all Directors and Officers as a group beneficially own 2,805,828 common shares which is approximately 54% of the Company’s 5,243,107 shares of common stock outstanding.

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

Item 14. Principal Accounting Fees and Services.

The accounting fees billed to the Company by Elliott Davis, LLC related to the Company’s fiscal years ended September 30, 2011 and 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2011	2010
(i)	Audit Fees	$36,500	$34,500

(ii)	Audit Related Fees	—	—

(iii)	Tax Fees	$3,000	$2,800

(iv)	All Other Fees	$1,500	—

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)              Exhibits required by Item 601 of Regulation S-B.

EXHIBIT
NUMBER	DESCRIPTION

11	Computation of Earnings Per Share

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer

32.1	Section 906 Certification of T. Greenlee Flanagin

101

The following financial information from Security Land and Development Corporation’s Annual Report on Form 10-K for the year ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

[See General Instruction D]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION

(Registrant)

/s/ T. Greenlee Flanagin	December 22, 2011
T. GREENLEE FLANAGIN	(Date)

President

Chief Executive Officer and Chief

Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Stewart Flanagin, Jr.	December 22, 2011
W. STEWART FLANAGIN, JR.	(Date)
Chairman of Board

/s/ M. David Alalof	December 22, 2011
M. DAVID ALALOF	(Date)
Director

/s/ Gregory B. Scurlock	December 22, 2011
GREGORY B. SCURLOCK	(Date)
Director and Secretary-Treasurer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.