Form 10-Q
period 2011-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2012-02-07
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 31, 2012
Common Stock, $0.10 Par Value	5,243,107 shares

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$23,477	$51,190
Receivables from tenants	253,761	339,738

Total current assets	277,238	390,928

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,680,457	5,711,502
Land and improvements held for investment or development	3,639,598	3,639,598

	9,320,055	9,351,100

OTHER ASSETS	81,453	83,096

	$9,678,746	$9,825,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$187,099	$310,994
Income taxes payable	197,621	160,979
Current maturities of notes payable and line of credit	813,797	504,660
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	1,223,169	1,001,285

LONG-TERM LIABILITIES
Notes payable and line of credit, less current portion	3,242,946	3,674,873
Deferred income taxes	789,996	788,107
Deferred revenue, less current portion	59,560	65,723

Total long-term liabilities	4,092,502	4,528,703

Total liabilities	5,315,671	5,529,988

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	3,505,548	3,437,609

Total stockholders’ equity	4,363,075	4,295,136

Liabilities and stockholders’ equity	$9,678,746	$9,825,124

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month
	Period Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
OPERATING REVENUE
Rent Revenue	$352,085	$348,178

OPERATING EXPENSES
Depreciation and amortization	32,688	32,688
Property taxes	63,011	57,221
Payroll and related costs	22,888	21,196
Insurance and utilities	10,520	11,059
Repairs and maintenance	10,829	9,486
Professional services	33,662	28,900
Bad debt	1,282	1,411
Other	1,719	1,002

	176,599	162,963

Operating income	175,486	185,215

OTHER INCOME (EXPENSE)
Interest	(67,746)	(76,656)
Other	—	5

	(67,746)	(76,651)

Income before income taxes	107,740	108,564

INCOME TAXES PROVISION
Income Tax Expense	37,912	41,207
Income Tax Deferred	1,889	1,890
	39,801	43,097

Net income	67,939	65,467

RETAINED EARNINGS, BEGINNING OF PERIOD	3,437,609	3,168,110

RETAINED EARNINGS, END OF PERIOD	$3,505,548	$3,233,577

PER SHARE DATA
Net income per common share	$0.01	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month
	Period Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$67,939	$65,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,688	32,688
Changes in deferred and accrued amounts:	(5,550)	16,534

Net cash provided by operating activities	95,077	114,689

FINANCING ACTIVITIES
Principal payments on notes payable	(122,790)	(114,545)

Net cash used in financing activities	(122,790)	(114,545)

Net (decrease) increase in cash	(27,713)	144

CASH, BEGINNING OF PERIOD	51,190	23,256

CASH, END OF PERIOD	$23,477	$23,400

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$67,746	$76,656

Cash paid for income taxes	$0	$24,677

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

Notes to the Consolidated Financial Statements

Note  1 — Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q, Article 8 of Regulation S-X and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-K for the year ended September 30, 2011 when reviewing interim financial statements.

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

Refer to the Company’s Form 10-K for the year ended September 30, 2011 for further information regarding its critical accounting policies.

Note  2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2011 and September 30, 2011:

	December 31,	September 30,
	2011	2011
	(unaudited)

National Plaza building, land and improvements	$5,138,796	$5,138,796
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,639,598	3,639,598
	11,208,767	11,208,767

Less accumulated depreciation	(2,008,517)	(1,978,150)
	9,200,250	9,230,617

Residential rental property	145,847	145,847
Less accumulated depreciation	(26,042)	(25,364)
	119,805	120,483

Investment properties for lease, net of accumulated depreciation	$9,320,055	$9,351,100

Depreciation expense totaled approximately $31,000 for each of the three-month periods ended December 31, 2011 and 2010.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.  As of December 31, 2011, the Company is working with Publix on plans to renovate and upgrade this center.  Currently the Company is working with creditors to finance the planned renovation.

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,639,598 at December 31, 2011 and September 30, 2011.

Refer to the Company’s Form 10-K for the year ended September 30, 2011 for further information on operating lease agreements and land held for investment or development purposes.

Note  3 — Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	December 31, 2011	September 30, 2011
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest at a fixed rate of 6%.	$123,337	$142,838

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	1,304,341	1,384,507

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,329,065	2,352,188

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

	300,000	300,000

	4,056,743	4,179,533
Less current maturities	(813,797)	(504,660)

	$3,242,946	$3,674,873

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $813,797, including the line of credit of $300,000.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

The Company expects to renew the $300,000 line of credit through refinancing prior to its maturity in December 2012.  Although the company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on terms acceptable to the Company.

(Continued)

Note  3 — Notes Payable and Line of Credit, (Continued)

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

Note  5 —  Related Party Transactions

The Company hired an attorney who sits on the Company’s Board of Directors and who also serves a Vice President of the Company, to represent the Company in a legal matter regarding a tenant’s claim for reimbursement of certain expenses charged.  It is the opinion of the Company’s management that the Company is not liable for this claim.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the three months ended December 31, 2011, and a comparative analysis of the same period for 2010 are presented below:

			Increase (Decrease)
			2011 compared to 2010
	2011	2010	Amount	Percent

Rent revenue	$352,085	$348,178	$3,907	1%

Operating expenses	176,599	162,963	13,636	8%

Interest expense	67,746	76,656	(8,910)	-12%

Income tax expense	39,801	43,097	(3,296)	-8%

Net income	67,939	65,467	2,472	4%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.

Refer to the Company’s Form 10-K for the year ended September 30, 2011 for further information regarding the properties owned and their lease terms.

Total operating expenses for the three months ended December 31, 2011 increased compared to the same period for 2010 due primarily to increase property taxes and professional fees.  In the first quarter of 2011 the Company appealed the property tax assessment on the North Augusta, South Carolina property.  The appeal process is still ongoing, however the company paid a reduced amount of 80% of the previous assessment at 2010 and 2011. This reduced amount was less than the estimated amount owed at September 30, 2010 resulting in a decrease for the three-month period ended December 31, 2010 versus the three-month period ended December 31, 2011.  Professional fees increased due to increased legal fees related to an ongoing dispute over a tenant’s claim for reimbursement of certain expenses charged.  It is the opinion of the Company’s management that the Company does not owe any reimbursement.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the three month period ended December 31, 2011 decreased compared to 2010 due to the decrease in debt resulting from scheduled principle payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease slightly as outstanding debt is amortized.

Income tax expense for the three month period ended December 31, 2011 decreased slightly compared to the same period for 2010.  Management expects income tax expense for the remainder of the current fiscal year to be comparable to the current operating period.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2011 was 23%.  The ratio was 39% at September 30, 2011.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $813,797, including the Company’s line of credit of $300,000.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition the Company’s line of credit of $300,000 at December 31, 2011 is due to be repaid in December 2012.  The Company expects to renew the $300,000 line of credit through refinancing prior to its maturity in December 2012.  Although the company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three-month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

As of September 30, 2011, the Company’s management evaluated the effectiveness of its internal control.  Based on the evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2011 and identified a material weakness related to the lack of segregation of duties, accounting personnel with the requisite knowledge of GAAP and the lack of written policies and procedures over financial reporting.

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

PART II - OTHER INFORMATION

Item  1. Legal Proceedings

During 2011, the Company was notified by a tenant of a claim for reimbursement of certain expenses charged.  It is the opinion of the Company’s management that the Company is not liable for this claim.  The Company has accrued approximately $56,000 for professional fees and other expenses to defend its position.

Item  1A. Risk Factors

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

101

The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 is formatted in Extensible Business Reporting Language (XBRL): (i) The Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	January 31, 2012

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer