Form 10-Q
period 2012-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2012-05-15
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2012
Common Stock, $0.10 Par Value	5,243,107 shares

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,053	$51,190
Receivables from tenants	209,541	339,738

Total current assets	279,594	390,928

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,649,413	5,711,502
Land and improvements held for investment or development	3,639,598	3,639,598

	9,289,011	9,351,100

OTHER ASSETS	79,809	83,096

	$9,648,414	$9,825,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$194,868	$310,994
Income taxes payable	214,919	160,979
Current maturities of notes payable and line of credit	823,103	504,660
Current maturities of deferred revenue	27,145	24,652

Total current liabilities	1,260,035	1,001,285

LONG-TERM LIABILITIES
Notes payable and line of credit, less current portion	3,108,628	3,674,873
Deferred income taxes	789,514	788,107
Deferred revenue, less current portion	53,396	65,723

Total long-term liabilities	3,951,538	4,528,703

Total liabilities	5,211,573	5,529,988

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized 5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	3,579,314	3,437,609

Total Equity	4,436,841	4,295,136

Liabilities and Equity	$9,648,414	$9,825,124

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUE
Rent revenue	$350,021	$355,611	$702,106	$703,789

OPERATING EXPENSES
Depreciation and amortization	32,688	32,688	65,375	65,376
Property taxes	63,795	67,659	126,806	124,880
Payroll and related costs	20,673	20,059	43,561	41,255
Insurance and utilities	10,084	9,403	20,605	20,462
Repairs and maintenance	6,780	8,427	17,609	17,913
Professional services	20,564	3,653	54,226	32,553
Bad Debt	7,279	1,916	8,561	3,327
Other	1,140	639	2,859	1,641

	163,003	144,444	339,602	307,407

Operating income	187,018	211,167	362,504	396,382

OTHER INCOME (EXPENSE)
Interest	(65,436)	(74,147)	(133,182)	(150,803)
Other Income	—	—	—	5

	(65,436)	(74,147)	(133,182)	(150,798)

Income before income taxes	121,582	137,020	229,322	245,584

INCOME TAXES PROVISION	47,816	47,789	87,617	90,886

Net income	73,766	89,231	141,705	154,698

RETAINED EARNINGS, BEGINNING OF PERIOD	3,505,548	3,233,577	3,437,609	3,168,110

RETAINED EARNINGS, END OF PERIOD	3,579,314	3,322,808	3,579,314	3,322,808

PER SHARE DATA
Net income per common share	$0.01	$0.02	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$73,766	$89,231	$141,705	$154,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,688	32,688	65,375	65,376
Changes in deferred and accrued amounts:	65,134	(6,499)	59,585	10,035

Net cash provided by operating activities	171,588	115,420	266,665	230,109

INVESTING ACTIVITIES
Proceeds from the sale of land	—	1,500	—	1,500
Additions to investment property	—	(1,000)	—	(1,000)

Net cash provided by investing activities	—	500	—	500

FINANCING ACTIVITIES
Principal payments on notes payable	(125,012)	(116,361)	(247,802)	(230,906)

Net cash used in financing activities	(125,012)	(116,361)	(247,802)	(230,906)

Net increase (decrease) in cash and cash equivalents	46,576	(441)	18,863	(297)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,477	23,400	51,190	23,256

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,053	$22,959	$70,053	$22,959

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$66,002	$74,147	$133,748	$150,803

Cash paid for income taxes	$31,000	$12,000	$31,000	$36,677

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

Note  2 — Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at
March 31, 2012 and September 30, 2011:

	March 31,	September 30,
	2012	2011
	(unaudited)

National Plaza building, land and improvements	$5,138,796	$5,138,796
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,639,598	3,639,598
	11,208,767	11,208,767

Less accumulated depreciation	(2,038,882)	(1,978,150)
	9,169,885	9,230,617

Residential rental property	145,847	145,847
Less accumulated depreciation	(26,721)	(25,364)
	119,126	120,483

Investment properties for lease, net of accumulated depreciation	$9,289,011	$9,351,100

Depreciation expense totaled approximately $31,000 and $62,000 for both the three-month and six-month periods ended March 31, 2012 and 2011.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.  As of March 31, 2012, the Company is working with Publix on plans to renovate and upgrade this center.  Currently the Company is working with creditors to finance the planned renovation.

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,639,598 at March 31, 2012 and September 30, 2011.

Refer to the Company’s Form 10-K for the year ended September 30, 2011 for further information on operating lease agreements and land held for investment or development purposes.

Note  3 — Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	March 31, 2012	September 30, 2011
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest at a fixed rate of 6%.	$103,542	$142,838

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	1,222,587	1,384,507

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,305,602	2,352,188

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

	300,000	300,000

	3,931,731	4,179,533
Less current maturities	(823,103)	(504,660)

	$3,108,628	$3,674,873

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $823,103, including the line of credit of $300,000.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

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

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the six months ended March 31, 2012, and a comparative analysis of the same period for 2011 are presented below:

			Increase (Decrease)
			2012 compared to 2011
	2012	2011	Amount	Percent

Rent revenue	$702,106	$703,789	$(1,683)	1%

Operating expenses	339,602	307,407	32,195	10%

Interest expense	133,182	150,803	(17,621)	-12%

Income tax expense	87,617	90,886	(3,296)	-4%

Net income	141,705	154,698	(12,993)	-8%

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

Total operating expenses for the six months ended March 31, 2012 increased compared to the same period for 2011 due primarily to increased bad debt expense and professional fees.  Bad debt expense increased due to the write-off of an accounts receivable management deemed uncollectible.  Professional fees increased due to increased legal fees related to an ongoing dispute over a tenant’s claim for reimbursement of certain expenses charged.  It is the opinion of the Company’s management that the Company does not owe any reimbursement.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the six month period ended March 31, 2012 decreased compared to 2011 due to the decrease in debt resulting from scheduled principle payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease slightly as outstanding debt is amortized.

Income tax expense for the six month period ended March 31, 2012 decreased slightly compared to the same period for 2011.  Management expects income tax expense for the remainder of the current fiscal year to be comparable to the current operating period.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at March 31, 2012 was 22%.  The ratio was 39% at September 30, 2011.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $823,103, including the Company’s line of credit of $300,000.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition the Company’s line of credit of $300,000 at March 31, 2012 is due to be repaid in December 2012.  The Company expects to renew the $300,000 line of credit through refinancing prior to its maturity in December 2012.  Although the company expects to secure this refinancing prior to the maturity of the line of credit, there can be no assurances that such refinancing will be secured or that such refinancing will be on terms acceptable to the Company.

If the Company is unsuccessful in either of their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the six-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

101

The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in Extensible Business Reporting Language (XBRL): (i) The Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 14, 2012

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer