Form 10-Q/A
period 2012-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2012-09-05
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes      ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 4, 2012
Common Stock, $0.10 Par Value	5,243,107 shares

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensive Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

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

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	September 4, 2012

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer