Form 10-K
period 2012-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2012-12-21
CIK 88572

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

YES [ ]   NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]   NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer []	Accelerated filer []	Non-accelerated filer []	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The registrant’s total revenues for the fiscal year ended September 30, 2012 were $ 1,418,122.

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

The Company’s primary development and income producing activities are:

  Retail strip center on 15.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”).  Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. (“Publix”) who operates a retail food supermarket.  The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants.  At September 30, 2012, approximately 7,800 square feet of this remaining space was leased.

  An outparcel of the National Plaza that is 0.89 acres and is leased commercially under a 20-year ground-lease to an auto-repair service operation.

  Long-term ground lease ("Evans Ground Lease") on approximately 18 acres in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive to Lowe's, a national home improvement retailer.

  Residential Property on Stanley Drive, in Augusta, Georgia, currently for lease as a single-family residence.

The Company owns certain other properties that are more fully described in Item 2, “Properties.”

In January of 2007 construction of the Evans Ground Lease was completed and the Company began collecting full monthly rent.  The Evans Ground Lease represents approximately 43% of the Company’s net leased assets at September 30, 2012.  Rent revenue, including monthly rent, recognition of previously deferred revenue and property taxes from the Evans Ground Lease represented 47% and 48% of the Company’s total gross rent revenue for the years ended September 30, 2012 and 2011, respectively. The Company also expects the long-term ground lease in Evans, Georgia to provide a substantial portion of the Company’s revenue from leasing in future years.

Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995.  The National Plaza represents approximately 54% of the Company’s net leased assets at September 30, 2012.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the lease with Publix Supermarkets, Inc. represented 37% and 41% of the Company’s total gross rent revenue for the years ended September 30, 2012 and 2011, respectively.  Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing.   See Item 2, “Properties” for additional information related to these properties and the lease agreements.

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

  84.4 undeveloped acres in south Richmond County, Georgia.

  A 0.85 acre lot on Lumpkin Road in Augusta, Georgia.

  Approximately 1.1 acres of undeveloped land held for investment purposes on Washington Road in Augusta, Georgia.

  Approximately .43 acres with a residential structure on Stanley Drive in Augusta, Georgia.

  Approximately 19.38 acres of undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.

Description of real estate and operating data:

The Company holds approximately 12.77 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road.  The land was purchased in five transactions.  Initially, the Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest held by two individuals, one of which is a principal stockholder and member of the Board of Directors.  In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest.  One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company.  The aggregate purchase price of the land was $522,846.  A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described.  The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals.  The purchase price of the land was $371,970.  In a fourth transaction, the Company purchased an additional 1.03 acres for $342,122 on Old Evans Road in Evans, Georgia that adjoins the above described properties.  And in the fifth and final transaction in 2004, the Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels from a member of the Board of Directors.  The cost of the parcel acquired in 2004, was $467,874.  The Company's net book value of the investment properties acquired in these five transactions of $1,704,812, including the cost of improvements thereon, is approximately 17% of the Company’s total assets at September 30, 2012.  The Company has a Federal tax basis in the investment property of $1,061,920.  The Company signed a long-term ground lease for the development of a Lowe’s home improvement store on this property as well as the 4.61 acres, discussed below, during 2006. The Company began earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia during the 3rd Quarter of 2006.  The Company received $20,833 in monthly rent until the January 2007 expiration of the development period.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. A note payable to an insurance company is collateralized with the property and an assignment of the long-term ground lease.  The note is payable in monthly installments of $19,137 including interest, through May 1, 2027, and bears interest of a fixed rate of 5.85%.  The balance of the loan was $2,257,635 at September 30, 2012.  Property taxes paid on this property and the 4.61 acres described above in 2012 totaled $129,899.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia.  The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of $511,726 and with approximately $250,000 of proceeds from a note payable.  The office building was demolished during 2006.  The Company's net book value in this property is $693,167 at September 30, 2012.  For tax purposes, the Company recognized a loss of $236,859 on the demolition of the building in 2006.  The Company's Federal tax basis in the property is approximately $175,261 at September 30, 2012.  There is no outstanding debt on this property at September 30, 2012.  Prior to the demolition, the property, excluding land cost, was being depreciated for financial reporting purposes using the straight-line method over 39 years.  The property adjoins the 12.77 acres of land in Evans, Georgia.  In July 2009, the Company sold an easement consisting of approximately .52 acres of the total Evans Ground Lease tract for $300,000.  The Company recognized a gain of approximately $195,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement.  The Company’s management does not feel that the easement sale had any adverse impact on the existing lease or the Company’s ability to lease the land going forward.

The Company's net book value of National Plaza, $3,039,182 at September 30, 2012, amounts to approximately 31% of the Company’s total assets at September 30, 2012.

Construction of the National Plaza was completed in May 1995.  National Plaza has 69,000 square feet of available lease space.  National Plaza was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose.  The Company has leased 56,000 square feet to Publix, which, as National Plaza’s anchor tenant, operates a retail food supermarket.  The Company, as lessor, has a twenty-year lease agreement with Publix.  The lease became effective May 15, 1995.  The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this Publix store’s annual gross sales in excess of approximately $37 million.  For the Company’s years ended September 30, 2012 and 2011, the supermarket had not achieved this sales level.  The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix.  For 2012, the amount billed was $53,222. At the lessee’s option the lease may be extended in five-year increments for an additional twenty years on substantially the same lease terms.  As part of the lease agreement, Publix contributed approximately $493,000 to the construction of National Plaza.  The Company capitalized this contribution and is recognizing the related revenue over the twenty-year life of the lease.

The Company financed National Plaza with a $4,300,000 loan, with interest that is fixed at 7.875%.  Annual principal and interest payments total $427,596.  The balance of the loan was $1,054,186 at September 30, 2012.  The loan matures in June 2015 and is scheduled to be fully amortized at that time.  The loan is secured with a mortgage interest in National Plaza and an assignment of lease payments (rent) from the property.  The property is located on Washington Road in Augusta, Georgia.  Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company’s tenants.  The Company’s operation of National Plaza is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants.  The Company competes with other retail strip centers in the area to maintain stable occupancy.  Management of the Company believes that the location and visibility of National Plaza provides for favorable conditions for maintaining occupancy.  At September 30, 2012, the Company had leased 60% of the 13,000 square feet not leased to Publix.  These individual leases have terms ranging from three to five years, with monthly lease payments including Common Area Maintenance (“CAM”) ranging from $1,100 to $2,500.  Following is selected statistical information regarding National Plaza at September 30, 2012:

Occupancy rate – 92%	(Publix is the only tenant to occupy 10% or more of the
leasable square feet.)
Effective rental rates –

	Square Feet	Rental Per
	Leased	Square Foot

Publix Supermarkets, Inc.	56,000	$ 8.25
Other tenants	7,800	10.79

The principal business of the other tenants occupying space as of September 30, 2012 includes two restaurants, a stock brokerage office, beauty supply store and a nail salon.

A schedule of lease expirations at National Plaza for each of the next five years, beginning with the Company’s year-end September 30, 2012 is presented below (does not include potential extensions or ground leases on outparcels).

		Total area in		Percentage of
	Number of	square feet	Annual rental	gross annual
Year ending	tenants whose	covered by	represented by	rental represented
September 30,	leases will expire	expiring leases	expiring leases	by expiring leases

2013	-	-	-	-
2014	2	2,600	27,353	1.9%
2015	2	57,300	478,068	33.7%
2016	1	1,300	16,800	1.2%
2017	1	2,600	24,700	1.7%

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

The Company's Federal tax basis in National Plaza at September 30, 2012, excluding land and before accumulated depreciation is $4,339,522.  Federal tax basis accumulated depreciation is $2,415,881.  Property taxes on the National Plaza totaled $84,321 in 2012.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia.  At September 30, 2006 the property was collateral for a 6.25% note, the balance of this note was paid off in full with a portion of the Principal note that was taken out in 2007.  The property was purchased for $145,847.  The property is located adjacent to several properties held by the Company.  The location of this property may enhance the appreciation and future marketability of the property.  The Company’s Federal tax basis in the property was $118,568.  Property taxes paid on this property in 2012 totaled $2,675.

During 2007, the Company purchased approximately 14.57 acres of undeveloped land for $2,339,678 held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.  At September 30, 2012 there is no outstanding debt on the property.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $160,000 for future development adjoining the 14.57 acres.  At September 30, 2012 there is no outstanding debt on this additional 1 acre.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $350,000 held for future development adjoining the 14.57 acres.  During 2008, the Company purchased an additional 2.81 acres of undeveloped land for $421,500 held for future development adjoining the 14.57 acres. At September 30, 2012 the Company owes $63,052 on this additional 2.81 acres.  The undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina totals 19.38 acres.

No other property owned by the Company at September 30, 2012, had a book value amounting to 10% or more of the total assets of the Company.

All of the properties owned by the Company are owned in fee simple interest.

In the opinion of management of the Company, all of the properties owned by the Company are adequately covered by insurance.

Item 3. Legal Proceedings.

In 2011 the Company was notified by a tenant of a claim for reimbursement of certain expenses charged.  It is the opinion of the Company's management that the Company is not liable for this claim.  The Company has accrued approximately $100,000 for professional fees and other expenses to defend its position.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s securities.  The approximate number of holders of the Company’s common stock is 750.

No dividends have been declared or paid during the two years ended September 30, 2012 and 2011.  The Company has no restrictions that currently, or that may reasonably be expected to, limit materially the amount of dividends paid.

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

Estimates of Income Tax Rates Applicable to Deferred Taxes

Company management has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets.  Company management has estimated deferred income tax liabilities of $771,847 at September 30, 2012.  Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Results of Operations:

			Increase (Decrease)
			2012 compared to
			2011
	2012	2011	Amount	Percent

Rent revenue	$1,418,122	$1,400,412	$17,710	1%
Operating expenses	692,299	671,790	20,509	3%
Interest expense	264,090	287,950	(23,860)	-8%
Net income	284,261	269,499	14,762	5%

Rent revenue from leasing activities is provided by the following properties:

	2012	2011	2010

National Plaza	$688,738	$670,331	$706,049
Outparcel at National Plaza	56,400	56,400	56,400
Evans Ground Lease	666,984	667,681	668,651
Other	6,000	6,000	6,000

	$1,418,122	$1,400,412	$1,437,100

Years Ended September 30, 2012 and 2011

National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix as the investment property’s anchor tenant.  See Item 2, “Properties” for additional information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 60% and 40% leased as of September 30, 2012 and 2011, respectively.  Attempts are being made to lease vacant space.  Also see Item 2, “Properties” for effective rental rates and lease expirations related to this property.  Rent revenue from Publix and National Plaza increased slightly as compared with the prior years' amounts due to leasing an additional 2,600 square feet to a restaurant in December of 2011.  In May 2006 the Company entered into a long-term ground lease with Lowes, a national home improvement retailer, with a portion of total monthly rent due during the construction period, which was completed in January 2007. Rent revenues for the Evans Ground Lease in 2013 remained relatively consistent with 2012.  See Item 2, “Properties” for additional information regarding the Evans Ground Lease.  Management expects both of the above two lease arrangements to continue to provide a substantial portion of the Company’s revenues.

Operating expenses increased by $20,509, 3% from 2011.  Operating costs of the Company consists mainly of the costs of managing National Plaza and property taxes related to the Company’s land holding portfolio.  Operating costs for 2012 include approximately $44,000 of accrued costs for professional fees and other expenses related to a claim.  Company management expects operating expenses for 2013 to be relatively consistent with 2012.

Interest expense decreased by $23,860 (-8%) from 2011.  The Company’s interest costs relate to outstanding debt on the Company’s land holdings as discussed above in Item 2, “Properties”.  Continued amortization of outstanding debt balances resulted in decreased interest expense in 2012.  Company management expects interest expense for the year ending September 30, 2013 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

Liquidity and Sources of Capital:

The percentage of current assets to current liabilities was 36% at September 30, 2012, and was 39% at September 30, 2011.  Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments in fiscal year 2012 totaling $538,079.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In addition, the Company’s line of credit of $300,000 was due to be repaid in December 2012.  In November of 2012 the Company secured refinancing of this line of credit through conversion to a term note collateralized by residential rental properties.  The new loan matures in December of 2017.

As of September 30, 2012 the Company’s cash flows from operations is approximately $510,000 while current maturities of debt are approximately $538,000.  If the Company experiences cash flow shortages and is unable to generate adequate cash flows from operations to fund current debt maturities and other obligations, the Company’s management intends to seek additional financing from other sources but there can be no assurance that this will occur.  These sources of include selling certain of its fully owned and un-collateralized assets or borrowing money from certain shareholders.

In the first quarter of fiscal year 2013, the Company borrowed $30,000 from a member of the Company’s Board of Directors to meet short term cash flow needs.  This amount was repaid with interest at 6% in the first quarter of fiscal year 2013.

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

Item 8. Financial Statements

The following consolidated financial statements of Security Land & Development Corporation are included herein:

Report of Independent Registered Public Accounting Firm
(audit of financial statements as of and for the years ended
September 30, 2012 and 2011)

Consolidated Balance Sheets as of September 30, 2012 and 2011

Consolidated Statements of Income and Retained Earnings
for the years ended September 30, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended
September 30, 2012 and 2011

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Security Land and Development Corporation

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation  (“the Company”) as of September 30, 2012 and 2011, and the related consolidated statements of income and retained earnings and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated balance sheets as of September 30, 2012 and 2011 and the related consolidated statements of income and retained earnings and cash flows for the years then ended, present fairly, in all material respects, the financial position of Security Land and Development Corporation at September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis LLC

December 21, 2012

Augusta, Georgia

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$48,767	$51,190
Receivables from tenants, net of allowance of $5,322 and $4,184 at September 30, 2012
and 2011, respectively	398,338	339,738

Total current assets	447,105	390,928

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,587,324	5,711,502
Land and improvements held for investment or development	3,639,598	3,639,598

	9,226,922	9,351,100

OTHER ASSETS	83,802	83,096

	$9,757,829	$9,825,124

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$382,242	$310,994
Income taxes payable	283,747	160,979
Current maturities of notes payable	538,079	504,660
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	1,228,720	1,001,285

LONG-TERM LIABILITIES
Notes payable and line of credit, less current portion	3,136,794	3,674,873
Deferred income taxes	771,847	788,107
Deferred revenue, less current portion	41,071	65,723

Total long-term liabilities	3,949,712	4,528,703

Total liabilities	5,178,432	5,529,988

Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107
shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	3,721,870	3,437,609

Total Stockholders' Equity	4,579,397	4,295,136

Liabilities and Stockholders' Equity	$9,757,829	$9,825,124

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years
	Ended September 30,
	2012	2011
OPERATING REVENUE
Rent Revenue	$1,418,122	$1,400,412

OPERATING EXPENSES
Depreciation and amortization	131,272	130,752
Property taxes	256,309	252,010
Payroll and related costs	86,006	80,955
Insurance and utilities	51,770	47,542
Repairs and maintenance	40,406	42,428
Professional services	108,941	108,573
Bad Debt	3,562	6,568
Penalties	9,765	-
Other	4,268	2,962

	692,299	671,790

Operating income	725,823	728,622

OTHER INCOME (EXPENSE)
Interest	(264,090)	(287,950)
Other Income/Expense	36	5

	(264,054)	(287,945)

Income before income taxes	461,769	440,677

INCOME TAXES PROVISION (BENEFIT)
Income Tax Expense	193,768	184,876
Income Tax Deferred Benefit	(16,260)	(13,698)
	177,508	171,178

Net income	284,261	269,499

RETAINED EARNINGS, BEGINNING OF YEAR	3,437,609	3,168,110

RETAINED EARNINGS, END OF YEAR	$3,721,870	$3,437,609

PER SHARE DATA
Net income per common share	$0.05	$0.05

 The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years
	Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$284,261	$269,499
Adjustments to reconcile net income to net cash provided
by operating activities:
Bad debts	3,562	6,568
Depreciation and Amortization	131,272	130,752
Deferred income tax	(16,260)	(13,698)
Changes in deferred and accrued amounts:
Receivables from tenants	(62,162)	(64,154)
Accounts payable and accrued expenses	71,248	71,501
Income taxes payable	122,768	123,097
Deferred income	(24,652)	(24,652)

Net cash provided by operating activities	510,037	498,913

INVESTING ACTIVITIES
Additions to investment properties and other assets for
improvements to property held for lease	(7,800)	(1,000)

Net cash used in investing activities	(7,800)	(1,000)

FINANCING ACTIVITIES
Principal payments on notes payable	(504,660)	(469,979)

Net cash used in financing activities	(504,660)	(469,979)

Net (decrease) increase in cash	(2,423)	27,934

CASH, BEGINNING OF YEAR	51,190	23,256

CASH, END OF YEAR	$48,767	$51,190

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$258,633	$282,508

Cash paid for income taxes	$71,000	$20,000

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

During 2012 and 2011, substantially all operating revenues and operating expenses were related to real estate leasing.  A substantial portion of rent revenues were earned from two investment properties, a commercial retail center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia (“National Plaza”) and the Evans Ground Lease on Washington Road in Evans, Georgia (“Evans Ground Lease”). National Plaza provided approximately 49% and 48% of gross rent revenue in 2012 and 2011, respectively.  Approximately 81% of National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200.  National Plaza comprises approximately 54% of the asset Investment Properties for Lease, net of Accumulated Depreciation.  The Evans Ground Lease provided approximately 47% and 48% of gross rental revenue in 2012 and 2011, respectively.  This property, leased to a national home improvement retailer, earned rents totaling approximately $538,000 in both 2012 and 2011.  The Evans Ground Lease comprises approximately 43% of investment properties held for lease, net, by the Company at September 30, 2012.

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

Revenue recognition

Rent revenue is recognized on a straight-line basis over the term of the related lease agreements.  The Company is reimbursed by tenants for property taxes and other maintenance fees.  These reimbursements billed totaled $258,716 and $255,791, which is included in rent revenue, for the years ended September 30, 2012 and 2011, respectively.

(Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Revenue recognition, continued

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount. The Company measures the impairment loss as the amount by which the asset's carrying amount exceeds the fair value of the asset. At September 30, 2012 and 2011, the Company believes that none of its long-lived assets are impaired.

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements.  Receivables are carried at original invoice amount.  Management estimates an allowance for doubtful accounts by regularly evaluating individual tenant receivables and considering the collectability of balances due based on each tenant’s financial condition, credit history, and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recognized in income when received.  The Company has an allowance for uncollectible accounts of $5,322 and $4,184 at September 30, 2012 and 2011, respectively.

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method.  Lease commissions, net of accumulated amortization, of $33,063 and $28,878 at September 30, 2012 and 2011, respectively, are included in Other Assets in the accompanying consolidated balance sheets.

Loan Fees

Loan fees are capitalized and amortized over the term of the loan using the straight-line method.  Loan fees, net of accumulated amortization, were $50,739 and $54,218 at September 30, 2012 and 2011, respectively.  Loan fees are included in Other Assets in the accompanying consolidated balance sheets.

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

 (Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Income taxes, continued

The Company has adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements.  Management is not aware of any uncertain tax positions as of September 30, 2012 and 2011.  The Company believes it is no longer subject to income tax examination for the fiscal years prior to 2009.

Net income per common share

Net income per common share is calculated on the basis of the weighted average number of shares outstanding.  The Company has no stock option plans, or other instruments resulting in earnings per share dilution.  For 2012 and 2011 the weighted average number of shares outstanding was 5,243,107.  Therefore, only basic net income per common share is presented.

Recently issued accounting standards

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.  The amendments had no effect on the financial statements or financial statement presentation of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the State of Georgia, and in North Augusta, South Carolina.  In 2012 and 2011, approximately 100% of the Company’s revenues were rental related revenue.  In 2012 and 2011, approximately 49% and 48%, respectively of the Company’s rental revenues were earned from National Plaza.  Approximately 81% of National Plaza is leased to one tenant, a regional food supermarket.  Approximately 47% and 48% of the Company’s rental revenues in 2012 and 2011, respectively, were earned from the Evans Ground Lease, which is 100% leased to a major national home improvement retailer.

The majority of the Company’s receivables from tenants at September 30, 2012 and 2011 were receivable from two tenants, the regional food supermarket that leases property at National Plaza, and the major national home improvement retailer under the Evans Ground Lease.

The Company places its cash with high quality financial institutions. At times the Company’s cash balances may be in excess of Federal Deposit Insurance Corporation limits.

(Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

In November of 2012 the Company converted the $300,000 line of credit to a term loan with a maturity date of December 2017.  The loan calls for monthly installments of $3,287 and accrues annual interest at 5.5%.

Management has reviewed events occurring through the date the financial statements were issued and no other subsequent events occurred that require accrual or disclosure.

NOTE 2 - INVESTMENT PROPERTIES

Investment properties leased or held for lease

Investment properties leased or held for lease to others under operating leases consist of the following at September 30:

	2012	2011

National Plaza building, land and improvements	$5,138,796	$5,138,796
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,639,598	3,639,598
	11,208,767	11,208,767

Less accumulated depreciation	(2,099,614)	(1,978,150)
	9,109,153	9,230,617

Residential rental property	145,847	145,847
Less accumulated depreciation	(28,078)	(25,364)
	117,769	120,483

Investment properties for lease, net of depreciation	$9,226,922	$9,351,100

Depreciation expense totaled $124,697 and $124,176 in 2012 and 2011, respectively.

Approximately 81% of National Plaza is leased to a regional food supermarket.  The lease requires minimum annual rental payments of $463,200, expires in 2015 and is renewable for a total of an additional twenty years at substantially similar lease terms.  The lease provides for the supermarket to pay for interior maintenance and utilities and property taxes on a proportional basis.

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2012 and 2011, the supermarket did not achieve this gross sales level.

In construction of National Plaza, the supermarket contributed approximately $493,000 to the cost of the construction.  The Company recorded the $493,000 as deferred revenue and is recognizing $24,652 as revenue annually using the straight-line method over the twenty-year life of the lease with the supermarket.

(Continued)

NOTE 2 - INVESTMENT PROPERTIES, Continued

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

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2013	$1,122,558
2014	1,105,609
2015	930,502
2016	609,000
2017	587,237
Thereafter	5,571,752

$9,926,658

Land and improvements held for investment or development

The Company also holds for investment or future development approximately 19.38 acres of undeveloped commercial land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company’s National Plaza investment property.  The aggregate cost of these investment properties held for investment or development was $3,639,598 at September 30, 2012 and 2011.

NOTE 3 – NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit consisted of the following at September 30:

	2012	2011
A note payable to the seller of 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest of a fixed rate of 6%.	$63,052	$142,838

A line of credit with a regional financial institution for up to $251,934 procured in March 2008 with a floating interest rate based on prime and originally payable in full in April 2009.  In April 2009 the Company refinanced the $243,019 line of credit with a regional financial institution.  The Company entered into an agreement with the same regional financial institution to borrow the outstanding balance of $243,019, bearing interest based on the greater of prime or 6% with interest payments due monthly, maturing in April 2010.  In January 2010 the Company renewed this line of credit and increased the open balance to $300,250.  This agreement originally matured in February 2011. In December 2010, the Company renewed the line of credit to December 5, 2011, at the greater of prime plus 1% or 6%.  In December 2011, the Company renewed the line of credit to December 12, 2012, at the greater of prime plus 1% or 6%.  In November of 2012, the Company converted the line of credit to a fixed rate loan due December 2017.  The new term loan accrues interest at a 5.5% annually with monthly installments of 3,287. The current balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008 and is collateralized by the residential property on Stanley Drive in Augusta, Georgia.

	300,000	300,000
A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	1,054,186	1,384,507
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,257,635	2,352,188
	3,674,873	4,179,533
Less current maturities	(538,079)	(504,660)

	$3,136,794	$3,674,873

(Continued)

NOTE 3 – NOTES PAYABLE AND LINE OF CREDIT, Continued

Aggregate maturities of notes payable and the line of credit refinanced are as follows at September 30, 2012:

2013	$538,079
2014	517,208
2015	448,931
2016	146,734
2017	155,451
Thereafter	1,868,470

$3,674,873

All interest incurred for 2012 and 2011 was expensed by the Company.

In addition, the Company’s line of credit of $300,000 was due to be repaid in December 2012.  In November of 2012 the company converted the line of credit to a term note which accrues annual interest at 5.5% with monthly installments of 3,287.  This note matures in December 2017 with a balloon payment due for the balance.

NOTE 4 – INCOME TAXES

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences that give rise to the deferred tax liability are as follows as of September 30:

	2012	2011
Deferred income tax liabilities:
Basis in Investment Properties	$771,847	$788,107

Taxable gains deferred by the Company in prior years through qualified tax-free like-kind exchanges totaled approximately $973,000.  These deferred gains for tax reporting comprise a substantial portion of the Company's deferred income tax liabilities as of September 30, 2012 and 2011, net of the effects of depreciation.

The provision for income taxes is as follows:

	For the years ended
	September 30,
	2012	2011
Current expense	$193,768	$184,876
Deferred benefit	(16,260)	(13,698)

	$177,508	$171,178

(Continued)

NOTE 4 – INCOME TAXES, Continued

The provision for income taxes for the years ended September 30, 2012 and 2011 differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

	2012	2011

Net income before tax	$461,770	$440,677

Expected federal tax expense at 34%	157,002	149,830
State tax expense, net of federal benefit	18,286	17,451
Permanent differences	2,599	-
Other	(379)	3,897

Tax expense	$177,508	$171,178

The Company has a total outstanding income tax payable in the amount of $291,659.  Of this amount, $202,950 is related to the current year and the remaining portion of $88,709 is related to the 2011 tax expense.  The Company paid $5,000 of the amount due in November 2012 and $5,000 in December 2012.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchases insurance from an insurance company of which a member of the Company’s Board of Directors is President.  The Company’s Board of Directors believes that the insurance prices obtained from such company were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

The Company has hired an attorney who is a member of the Company’s Board of Directors.  This attorney was hired to represent the company in defending a claim brought by a tenant in relation to some disputed lease related charges.  Receivables from tenants at September 30, 2012 include approximately $34,000 of rents including reimbursements for property taxes and other maintenance fees that are part of this dispute.  The Company has accrued approximately $100,000 for professional fees and other expenses to defend its position.  The Company’s Management and their attorney believe that this claim is without merit.

During the first quarter of fiscal year 2013, the Company borrowed $30,000 from a member of the Company’s Board of Directors, who is also a member of the Flanagin family, to meet cash flow needs.  The amount was repaid during the quarter along with interest at a rate of 6%.

During the year, the Company paid $5,250 to a shareholder who is also the son of the President for accounting services.  The Company believes the amount paid is not in excess of prices that would have been paid had the Company obtained these services from other sources.

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

        Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d--15(e)) as of September 30, 2012, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were ineffective as of September 30, 2011 as explained by the material weakness described in internal control over financial reports.

        There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2012.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2012 as explained by the material weakness described in internal control over financial reporting:

  Due to its relatively small size and the nature of its operations, having only two key employees, whom are also married to each other, actively involved in management and financial reporting of the Company there is a lack of necessary segregation of duties and accounting personnel with the requisite knowledge of accounting principles generally accepted in the United States of America (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission ("SEC"). There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

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

NAME, AGE AND
POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr.	Pharmacist, former owner of Hill Drug Company
64-Chairman of Board of Directors since 1983;	and past manager of Revco Drug Store, Inc.
Member of Board since 1983; brother of President.

T. Greenlee Flanagin	Real estate
63 - President and CEO since 1983; member of
Board since 1983; brother of Chairman of Board.

M. David Alalof	President of A.C.H.S. Insurance, an insurance company;
70 - member of Board since 1977.	Past Chairman of the State Personnel Board of Georgia

John C. Bell, Jr.	Attorney at Law
64– Vice President; Member of Board since 1983.

Gregory B. Scurlock	Vice President, First Bank of Georgia, Augusta, GA
64 - Secretary/Treasurer; member of Board since	Former Senior Vice President, Wachovia Bank
1983.	Augusta, GA

Robert M. Flanagin	Real estate agent
55 - Member of Board since 1987.
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2012 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

Gregory B. Scurlock and M. David Alalof serve on the Company’s audit committee, both also serve on the Board of Directors and are experienced in financial matters.  The audit committee members are independent of management of the Company.

Item 11. Executive Compensation.

The table below shows the compensation (including bonuses) of the Chief Executive Officer for the three most recent fiscal years.

NAME	COMPENSATION	DATE

T. Greenlee Flanagin	$ 10,800	September 30, 2012
T. Greenlee Flanagin	$ 10,800	September 30, 2011
T. Greenlee Flanagin	$ 10,800	September 30, 2010

No bonuses were awarded during 2012.

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2012 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2012 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

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

The Flanagin Family Group owns 2,326,403 common shares, which is approximately 44% of the Company's 5,243,107 shares of common stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2012, by Directors and executive officers:

NAME OF		COMMON STOCK
BENEFICIAL OWNER	ADDRESS	BENEFICIALLY	PERCENT
		OWNED	OF CLASS

W. Stewart Flanagin, Jr.	1117 Glenn Avenue	487,114	9.3
	Augusta, GA 30904

T. Greenlee Flanagin	3326 Wheeler Road	251,784	4.8
	Augusta, GA 30909

M. David Alalof	P.O. Box 15637	106,360	2.0
	Augusta, GA 30909

John C. Bell, Jr.	P.O. Box 1547	372,565	7.1
	Augusta, GA 30903

Gregory B. Scurlock	1203 Reid Road	500	0.1
	Augusta, GA 30909

Robert M. Flanagin	2002 Wrightsboro Road	523,147	10.0
	Augusta, GA 30904

All Directors and officers as a group consisting of
six individuals.		1,741,470	33.3%

The Flanagin Family Group and all Directors and Officers as a group beneficially own 2,805,828 common shares which is approximately 54% of the Company's 5,243,107 shares of common stock outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company purchased insurance from an insurance company of which a member of the Board of Directors is President and CEO.  The Board of Directors believe that the insurance prices were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

The Company has hired an attorney who is a member of the Company’s Board of Directors.  This attorney was hired to represent the company in defending a claim brought by a tenant in relation to some disputed lease related charges.  The Company’s Management and their attorney believe that this claim is without merit.

During the first quarter of fiscal year 2013, the Company borrowed $30,000 from a member of the Company’s Board of Directors, who is also a member of the Flanagin family, to meet cash flow needs.  The amount was repaid during the quarter along with interest at a rate of 6%.

During the year, the Company paid $5,250 to a shareholder who is also the son of the President for accounting services.  The Company believes the amount paid is not in excess of prices that would have been paid had the Company obtained these services from other sources.

Item 14. Principal Accounting Fees and Services.

The accounting fees billed to the Company by Elliott Davis, LLC related to the Company’s fiscal years ended September 30, 2012 and 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2012	2011
(i)	Audit Fees	$38,500	$36,500
(ii)	Audit Related Fees	-	-

(iii)	Tax Fees	$3,150	$3,000

(iv)	All Other Fees	$1,500	$1,500

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Exhibits required by Item 601 of Regulation S-B.

EXHIBIT
NUMBER	DESCRIPTION

11	Computation of Earnings Per Share

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer

32.1	Section 906 Certification of T. Greenlee Flanagin

101	The following financial information from Security Land and Development Corporation’s Annual Report on Form 10-K for the year ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) The Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

[See General Instruction D]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION

(Registrant)

/s/ T. Greenlee Flanagin                                   December 21, 2012

T. GREENLEE FLANAGIN                                      (Date)

President

Chief Executive Officer and Chief

Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Stewart Flanagin, Jr.                              December 21, 2012

W. STEWART FLANAGIN, JR.                                (Date)

Chairman of Board

/s/ M. David Alalof                                           December 21, 2012

M. DAVID ALALOF                                                     (Date)

Director

/s/ Gregory B. Scurlock                                    December 21, 2012

GREGORY B. SCURLOCK                                       (Date)

Director and Secretary-Treasurer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.