Form 10-Q
period 2012-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2013-02-13
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes      ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 5, 2013
Common Stock, $0.10 Par Value	5,243,107 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
	2012	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$25,134	$48,767
Receivables from tenants, net of allowance of $8,454 and $5,322
at December 31, 2012 and September 30, 2012	281,092	398,338
Total current assets	306,226	447,105

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,556,280	5,587,324
Land and improvements held for investment or development	3,639,598	3,639,598
	9,195,878	9,226,922

OTHER ASSETS	81,898	83,802
	$9,584,002	$9,757,829

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$237,259	$382,242
Income taxes payable	308,240	283,747
Current maturities of notes payable and line of credit	531,924	538,079
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	1,102,075	1,228,720

LONG-TERM LIABILITIES
Notes payable and line of credit, less current portion	3,012,191	3,136,794
Deferred income taxes	772,490	771,847
Deferred revenue, less current portion	34,907	41,071

Total long-term liabilities	3,819,588	3,949,712

Total liabilities	4,921,663	5,178,432

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107
shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	3,804,812	3,721,870

Total Equity	4,662,339	4,579,397

Liabilities and Equity	$9,584,002	$9,757,829

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month
	Period Ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING REVENUE
Rent Revenue	$359,103	$352,085

OPERATING EXPENSES
Depreciation and amortization	32,948	32,688
Property taxes	64,625	63,011
Payroll and related costs	22,479	22,888
Insurance and utilities	14,019	10,520
Repairs and maintenance	9,210	10,829
Professional services	18,001	33,662
Bad Debt	4,405	1,282
Other	4,726	1,719

	170,413	176,599

Operating income	188,690	175,486

OTHER EXPENSE
Interest	(55,612)	(67,746)

	(55,612)	(67,746)

Income before income taxes	133,078	107,740

INCOME TAXES PROVISION
Income Tax Expense	49,493	37,912
Income Tax Deferred	643	1,889
	50,136	39,801

Net income	82,942	67,939

RETAINED EARNINGS, BEGINNING OF PERIOD	3,721,870	3,437,609

RETAINED EARNINGS, END OF PERIOD	$3,804,812	$3,505,548

PER SHARE DATA
Net income per common share	$0.02	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month
	Period Ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$82,942	$67,939
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	32,948	32,688
Changes in deferred and accrued amounts:	(8,765)	(5,550)

Net cash provided by operating activities	107,125	95,077

FINANCING ACTIVITIES
Repayments to shareholder	(30,000)	-
Proceeds from shareholder	30,000	-
Principal payments on notes payable	(130,758)	(122,790)

Net cash used in financing activities	(130,758)	(122,790)

Net decrease in cash	(23,633)	(27,713)

CASH, BEGINNING OF PERIOD	48,767	51,190

CASH, END OF PERIOD	$25,134	$23,477

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$55,612	$67,746

Cash paid for income taxes	$25,000	$-

NON-CASH FINANCING ACTIVITIES
Refinancing of line of credit to term note	$301,170	$-

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

Notes to the Consolidated Financial Statements

Note  1 – Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q, Article 8 of Regulation S-X and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-K for the year ended September 30, 2012 when reviewing interim financial statements.

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

Refer to the Company’s Form 10-K for the year ended September 30, 2012 for further information regarding its critical accounting policies.

Note  2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2012 and September 30, 2012:

	December 31,	September 30,
	2012	2012
	(unaudited)

National Plaza building, land and improvements	$5,138,796	$5,138,796
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,639,598	3,639,598
	11,208,767	11,208,767

Less accumulated depreciation	(2,129,980)	(2,099,614
	9,078,787	9,109,153

Residential rental property	145,847	145,847
Less accumulated depreciation	(28,756)	(28,078
	117,091	117,769

Investment properties for lease, net of accumulated depreciation	$9,195,878	$9,226,922

Depreciation expense totaled approximately $31,000 for each of the three-month periods ended December 31, 2012 and 2011.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.  As of December 31, 2012, the Company is working with Publix on plans to renovate and upgrade this center.  Currently the Company is working with creditors to finance the planned renovation.

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,639,598 at December 31, 2012 and September 30, 2012.

Refer to the Company’s Form 10-K for the year ended September 30, 2012 for further information on operating lease agreements and land held for investment or development purposes.

Note  3 – Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	December 31, 2012	September 30, 2012
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest at a fixed rate of 6%.	$42,349	$63,052

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	967,474	1,054,186

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,233,122	2,257,635

A note payable with a regional financial institution.  In March 2008 the Company took out a line of credit with a regional financial institution for up to $251,934 with a floating interest rate based on prime and originally payable in full in April 2009. In April 2009 the Company refinanced the $243,019 line of credit with a regional financial institution. The Company entered into an agreement with the same regional financial institution to borrow the outstanding balance of $243,019, bearing interest based on the greater of prime or 6% with interest payments due monthly, maturing in April 2010. In January 2010 the Company renewed this line of credit and increased the open balance to $300,250. This agreement originally matured in February 2011. In December 2010, the Company renewed the line of credit to December 5, 2011, at the greater of prime plus 1% or 6%. In December 2011, the Company renewed the line of credit to December 12, 2012, at the greater of prime plus 1% or 6%. In November of 2012, the Company converted the line of credit to a fixed rate loan due December 2017.  The new term loan accrues interest at a 5.5% annually with monthly installments of $3,287.  The current balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008 and is collateralized by the residential property on Stanley Drive in Augusta, Georgia.

	301,170	300,000

	3,544,115	3,674,873
Less current maturities	(531,924)	(538,079)

	$3,012,191	$3,136,794

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).  Additionally, funding can be obtained from members of the Company’s Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $531,924.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

 (Continued)

Note  3 – Notes Payable and Line of Credit, (Continued)

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Note  4 – Income Taxes

The Company has a total outstanding income tax payable in the amount of $308,240.  Of this amount, $49,493 is related to the first quarter of 2013, $202,950 is related to 2012 and the remaining $55,797 is related to the 2011 tax expense.  An additional $5,000 was paid in January 2013.

Note  5 – Concentrations

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

Note  6 –  Related Party Transactions

The Company hired an attorney who sits on the Company’s Board of Directors and who also serves a Vice President of the Company, to represent the Company in a legal matter regarding a tenant’s claim for reimbursement of certain expenses charged.  It is the opinion of the Company’s management that the Company is not liable for this claim.

During the quarter, the Company borrowed $30,000 from a member of the Company’s Board of Directors, who is also a member of the Flanagin family, to meet cash flow needs.  The amount was repaid during the quarter also with interest at a rate of 6%.

Note 7 – Subsequent Events

As of January 2013 the Company is involved in an agreement with the Georgia Department of Transportation regarding the potential sale of .5 acres of the land parcel that contains the Evans Ground Lease in Columbia County, Georgia for $156,000.  Of this amount, approximately $144,000 is obligated to go to principal pay down on the associated debt and the remaining approximately $12,000 will go to the lessee.  Management does not believe that the parcel in question has any significant affect on the Evans Ground Lease or the Company’s ability to continue leasing the property or related rental revenues.  As of January 2013, Management expects this sale to close before February 28, 2013.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the three months ended December 31, 2012, and a comparative analysis of the same period for 2011 are presented below:

			Increase (Decrease)
			2012 compared to 2011
	2012	2011	Amount	Percent

Rent revenue	$359,103	$352,085	$7,018	2%
Operating expenses	170,413	176,599	(6,186)	-4%
Interest expense	55,612	67,746	(12,134)	-18%
Income tax expense	50,136	39,801	10,335	26%
Net income	82,942	67,939	15,003	22%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.

Refer to the Company’s Form 10-K for the year ended September 30, 2012 for further information regarding the properties owned and their lease terms.

Total operating expenses for the three months ended December 31, 2012 decreased slightly compared to the same period for 2011 due primarily to decreased professional fees.  Professional fees decreased due to decreased legal fees compared to the prior year related to an ongoing dispute over a tenant’s claim for reimbursement of certain expenses charged.  This dispute is unresolved as of December 31, 2012. It is the opinion of the Company’s management that the Company does not owe any reimbursement.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the three month period ended December 31, 2012 decreased compared to 2011 due to the decrease in debt resulting from scheduled principle payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease slightly as outstanding debt is amortized.

Income tax expense for the three month period ended December 31, 2012 increased compared to the same period for 2011 due mainly to increased income as a result of lower professional fees and interest expense as noted above.  Management expects income tax expense for the remainder of the current fiscal year to be comparable to the current operating period.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2012 was 28%.  The ratio was 37% at September 30, 2012.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).  Additionally, funding can be obtained from members of the Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $531,924.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing or sell certain of its fully owned and un-collateralized assets or borrowing money from certain shareholders.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three-month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

As of September 30, 2012, the Company’s management evaluated the effectiveness of its internal control.  Based on the evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2012 and identified a material weakness related to the lack of segregation of duties, accounting personnel with the requisite knowledge of GAAP and the lack of written policies and procedures over financial reporting.

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

101

The following financial information from Security Land and Development Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 is  formatted in Extensible Business Reporting Language (XBRL):  (i) The Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	February 5, 2013

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer