Form 10-Q
period 2013-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2013-05-15
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                            ☐Yes      ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 10, 2013
Common Stock, $0.10 Par Value	5,243,107 shares

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 30,200	$ 48,767
Receivables from tenants, net of allowance of $8,454 and $5,322
at March 31, 2013 and September 30, 2012, respectively	361,695	398,338

Total current assets	391,895	447,105

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,525,236	5,587,324
Land and improvements held for investment or development	3,639,598	3,639,598

	9,164,834	9,226,922

OTHER ASSETS	79,995	83,802

	$ 9,636,724	$ 9,757,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 329,395	$ 382,242
Income taxes payable	340,843	283,747
Current maturities of notes payable and line of credit	519,948	538,079
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	1,214,838	1,228,720

LONG-TERM LIABILITIES
Notes payable and line of credit, less current portion	2,884,751	3,136,794
Deferred income taxes	770,880	771,847
Deferred revenue, less current portion	28,745	41,071

Total long-term liabilities	3,684,376	3,949,712

Total liabilities	4,899,214	5,178,432

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	3,879,983	3,721,870

Total Equity	4,737,510	4,579,397

Liabilities and Equity	$ 9,636,724	$ 9,757,829

The accompanying notes are an integral part of these consolidated financial statements.
1

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUE
Rent Revenue	$ 362,950	$ 350,021	$ 722,053	$ 702,106

OPERATING EXPENSES
Depreciation and amortization	32,948	32,688	65,896	65,375
Property taxes	69,736	63,795	134,361	126,806
Payroll and related costs	21,796	20,673	44,275	43,561
Insurance and utilities	5,674	10,084	19,693	20,605
Repairs and maintenance	4,876	6,780	14,086	17,609
Professional services	31,390	20,564	49,390	54,226
Bad debt	(1,580)	7,279	2,825	8,561
Other	8,907	1,140	13,634	2,859

	173,747	163,003	344,160	339,602

Operating income	189,203	187,018	377,893	362,504

OTHER INCOME (EXPENSE)
Interest	(68,039)	(65,436)	(123,651)	(133,182)

Income before income taxes	121,164	121,582	254,242	229,322

INCOME TAXES PROVISION
Income Tax Expense	45,993	47,816	96,129	87,617

Net income	75,171	73,766	158,113	141,705

RETAINED EARNINGS, BEGINNING OF PERIOD	3,804,812	3,505,548	3,721,870	3,437,609

RETAINED EARNINGS, END OF PERIOD	$ 3,879,983	$ 3,579,314	$ 3,879,983	$ 3,579,314

PER SHARE DATA
Net income per common share	$ 0.01	$ 0.01	$ 0.03	$ 0.03

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$ 75,171	$ 73,766	$ 158,113	$ 141,705
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	32,948	32,688	65,896	65,375
Changes in deferred and accrued amounts:	36,363	65,134	27,598	59,585

Net cash provided by operating activities	144,482	171,588	251,607	266,665

FINANCING ACTIVITIES
Repayments to shareholder	-	-	(30,000)	-
Proceeds from shareholder	-	-	30,000	-
Principal payments on notes payable	(139,416)	(125,012)	(270,174)	(247,802)

Net cash used in financing activities	(139,416)	(125,012)	(270,174)	(247,802)

Net increase (decrease) in cash	5,066	46,576	(18,567)	18,863

CASH, BEGINNING OF PERIOD	25,134	23,477	48,767	51,190

CASH, END OF PERIOD	$ 30,200	$ 70,053	$ 30,200	$ 70,053

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$ 60,277	$ 66,002	$ 115,889	$ 133,748

Cash paid for income taxes	$ 15,000	$ 31,000	$ 40,000	$ 31,000

NON-CASH FINANCING ACTIVITIES
Refinancing of line of credit to term note	$ -	$ -	$ 301,170	$ -

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

Estimates of Income Tax Rates Applicable to Deferred Taxes

The Company has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets.  Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.  The Company is in arrears in the payment of income taxes and certain property taxes and has accrued tax penalties and interest based on estimates.

Refer to the Company’s Form 10-K for the year ended September 30, 2012 for further information regarding its critical accounting policies.

Note  2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at
March 31, 2013 and September 30, 2012:

	March 31,	September 30,
	2013	2012
	(unaudited)

National Plaza building, land and improvements	$5,138,796	$5,138,796
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,639,598	3,639,598
	11,208,767	11,208,767

Less accumulated depreciation	(2,160,346)	(2,099,614)
	9,048,421	9,109,153

Residential rental property	145,847	145,847
Less accumulated depreciation	(29,434)	(28,078)
	116,413	117,769

Investment properties for lease, net of accumulated depreciation	$9,164,834	$9,226,922

Depreciation expense totaled approximately $31,000 and $62,000 for both the three-month and six-month periods ended March 31, 2013 and 2012.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on approximately 18 acres of land in Columbia County, Georgia.  The agreement required monthly rental payments of $20,833 during the development period, which was completed in January 2007.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lessee has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. The Company is recognizing rents on a straight-line basis over the lease term.  During January 2013 the Company executed an agreement with the Georgia Department of Transportation regarding the potential sale of .5 acres of the land parcel that contains the above noted lease in Columbia County, Georgia for $156,000.  Of this amount, approximately $144,000 is obligated to go to principal pay down on the associated debt and the remaining approximately $12,000 will go to the lessee.  Management does not believe that the parcel in question has any significant affect on the Evans Ground Lease or the Company’s ability to continue leasing the property or related rental revenues.  As of April 2013, Management expects this sale to close by May 31, 2013.

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,639,598 at March 31, 2013 and September 30, 2012.

(Continued)

Note  2 – Investment Properties, (Continued)

Refer to the Company’s Form 10-K for the year ended September 30, 2012 for further information on operating lease agreements and land held for investment or development purposes.

Note  3 – Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	March 31, 2013	September 30, 2012
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest at a fixed rate of 6%.	$21,332	$63,052

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	879,044	1,054,186

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,208,249	2,257,635

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

	296,074	300,000

	3,404,699	3,674,873
Less current maturities	(519,948)	(538,079

	$2,884,751	$3,136,794

(Continued)

Note  3 – Notes Payable and Line of Credit, (Continued)

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).  Additionally, funding can be obtained from members of the Company’s Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $519,948.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Note  4 – Income Taxes

The Company is in arrears in paying its income tax obligations.  The Company has a total outstanding income tax payable in the amount of $340,843.  Of this amount, $96,129 is related to the first quarter of 2013, $202,950 is related to 2012 and the remaining $41,764 is related to the 2011 tax expense.  An additional $5,000 was paid in April 2013.  The Company is exploring additional financing to settle these obligations.

Note  5 – Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in North Augusta, South Carolina.  Approximately 99% of the Company’s revenues are earned from two of the Company’s investment properties, National Plaza and the Evans Ground Lease, which comprise approximately 53% and 46% of the Company’s revenues, respectively.   The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  The Company generates approximately 37% of its revenues though its lease with Publix.

Note  6 –  Related Party Transactions

The Company hired an attorney who sits on the Company’s Board of Directors and who also serves a Vice President of the Company, to represent the Company in a legal matter regarding a tenant’s claim for reimbursement of certain expenses charged.  It is the opinion of the Company’s management that the Company is not liable for this claim.

During the first quarter of 2013, the Company borrowed $30,000 from a member of the Company’s Board of Directors, who is also a member of the Flanagin family, to meet cash flow needs.  The entire amount was repaid during the first quarter with interest at a rate of 6%.  There were no additional borrowings from this related party during the current quarter.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the six months ended March 31, 2013, and a comparative analysis of the same period for 2012 are presented below:

			Increase (Decrease)
			2013 compared to 2012
	2013	2012	Amount	Percent

Rent revenue	$722,053	$702,106	$19,947	3%
Operating expenses	344,160	339,602	4,558	1%
Interest expense	123,651	133,182	(9,531)	-7%
Income tax expense	96,129	87,617	8,512	10%
Net income	158,113	141,705	16,408	12%

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

Total operating expenses for the six months ended March 31, 2013 was consistent with the same period for 2012.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the six month period ended March 31, 2013 decreased compared to 2012 due to the decrease in debt resulting from scheduled principal payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease slightly as outstanding debt is amortized.

Income tax expense for the six month period ended March 31, 2013 increased compared to the same period for 2012 due mainly to increased rental income related higher tenant occupancy at National Plaza and  lower interest expense as noted above.  Management expects income tax expense for the remainder of the current fiscal year to be comparable to the current operating period.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at March 31, 2013 was 32%.  The ratio was 36% at September 30, 2012.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).  Additionally, funding can be obtained from members of the Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $519,948.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

The Company is in arrears in paying its tax obligations and is making payments based on cash available.

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing or sell certain of its fully owned and un-collateralized assets or borrowing money from certain shareholders.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the six-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

Item  6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is formatted in Extensible Business Reporting Language (XBRL): (i) The Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 10, 2013

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer