Form 10-Q
period 2013-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2013-08-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

x	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

¨	Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

 Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  x   NO  ¨

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller reporting company x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES x    NO  ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                            ¨Yes     xNo

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2013
Common Stock, $0.10 Par Value	5,243,107 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$41,738	$48,767
Receivables from tenants, net of allowance of $6,235 and $5,322
at June 30, 2013 and September 30, 2012	450,399	398,338

Total current assets	492,137	447,105

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,494,191	5,587,324
Land and improvements held for investment or development	3,639,598	3,639,598

	9,133,789	9,226,922

OTHER ASSETS	78,091	83,802

	$9,704,017	$9,757,829

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$294,210	$382,242
Income taxes payable	93,849	283,747
Current maturities of notes payable	574,009	538,079
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	986,720	1,228,720

LONG-TERM LIABILITIES
Notes payable and line of credit, less current portion	3,091,945	3,136,794
Deferred income taxes	770,399	771,847
Deferred revenue, less current portion	22,582	41,071

Total long-term liabilities	3,884,926	3,949,712

Total liabilities	4,871,646	5,178,432

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	3,974,844	3,721,870

Total Equity	4,832,371	4,579,397

Liabilities and Equity	$9,704,017	$9,757,829

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUE
Rent Revenue	$ 363,097	$ 357,312	$ 1,085,150	$ 1,059,418

OPERATING EXPENSES
Depreciation and amortization	32,948	32,948	98,844	98,324
Property taxes	64,292	63,795	198,653	190,601
Payroll and related costs	19,703	21,444	63,978	65,006
Insurance and utilities	11,240	11,520	30,933	32,124
Repairs and maintenance	9,488	14,680	23,575	32,289
Professional services	10,038	19,465	59,428	73,691
Bad Debt	-	1,287	2,825	9,849
Other	6,880	270	20,514	3,126

	154,589	165,409	498,750	505,010

Operating income	208,508	191,903	586,400	554,408

OTHER INCOME (EXPENSE)
Interest	(54,076)	(62,834)	(177,726)	(196,017)

Income before income taxes	154,432	129,069	408,674	358,391

INCOME TAXES PROVISION
Income Tax Expense	59,571	47,821	155,700	135,438

Net income	94,861	81,253	252,974	222,953

RETAINED EARNINGS, BEGINNING OF PERIOD	3,879,983	3,579,314	3,721,870	3,437,609

RETAINED EARNINGS, END OF PERIOD	$ 3,974,844	$ 3,660,567	$ 3,974,844	$ 3,660,562

PER SHARE DATA
Net income per common share	$ 0.02	$ 0.02	$ 0.05	$ 0.04

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$94,861	$81,248	$252,974	$222,953
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	32,948	32,948	98,844	98,324
Changes in deferred and accrued amounts:	(377,526)	(20,356)	(349,928)	39,228

Net cash provided by (used in) operating activities	(249,717)	93,840	1,890	360,505

INVESTING ACTIVITIES
Purchases of, and improvements to, investment properties	-	(7,800)	-	(7,800)

Net cash used in investing activities	-	(7,800)	-	(7,800)

FINANCING ACTIVITIES
Proceeds from shareholder	-	-	30,000	-
Repayments to shareholder	-	-	(30,000)	-
Proceeds from notes payable	404,235	-	404,235	-
Principal payments on notes payable	(142,980)	(127,277)	(413,154)	(375,079)

Net cash provided by (used in) financing activities	261,255	(127,277)	(8,919)	(375,079)

Net increase (decrease) in cash	11,538	(41,237)	(7,029)	(22,374)

CASH, BEGINNING OF PERIOD	30,200	70,053	48,767	51,190

CASH, END OF PERIOD	$41,738	$28,816	$41,738	$28,816

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$66,839	$63,642	$182,728	$197,391

Cash paid for income taxes	$335,613	$35,000	$375,613	$66,000

NON-CASH FINANCING ACTIVITIES
Refinancing of line of credit to term note	$-	$-	$301,170	$-

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

Note  2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at
June 30, 2013 and September 30, 2012:

	June 30,	September 30,
	2013	2012
	(unaudited)

National Plaza building, land and improvements	$5,138,796	$5,138,796
Evans Ground Lease, land and improvements	2,430,373	2,430,373
Commercial land and improvements	3,639,598	3,639,598
	11,208,767	11,208,767

Less accumulated depreciation	(2,190,712)	(2,099,614)
	9,018,055	9,109,153

Residential rental property	145,847	145,847
Less accumulated depreciation	(30,113)	(28,078)
	115,734	117,769

Investment properties for lease, net of accumulated depreciation	$9,133,789	$9,226,922

Depreciation expense totaled approximately $31,000 and $93,000 for both the three-month and nine-month periods ended June 30, 2013 and 2012.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on approximately 18 acres of land in Columbia County, Georgia.  The agreement required monthly rental payments of $20,833 during the development period, which was completed in January 2007.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lessee has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. The Company is recognizing rents on a straight-line basis over the lease term.  In July 2013 the Company sold .5 acres of the land parcel that contains the above noted lease in Columbia County, Georgia for $156,000 to the Georgia Department of Transportation.  Of this amount, approximately $144,000 is obligated to go to principal pay down on the associated debt and the remaining approximately $12,000 will go to the lessee as a reduction of rental obligation.   Management does not believe that the sale of the parcel in question has any significant affect on the Evans Ground Lease or the Company’s ability to continue leasing the property or related rental revenues.

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,639,598 at June 30, 2013 and September 30, 2012.

(Continued)

Note  2 – Investment Properties, (Continued)

Refer to the Company’s Form 10-K for the year ended September 30, 2012 for further information on operating lease agreements and land held for investment or development purposes.

Note  3 – Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	June 30, 2013	September 30, 2012
	(unaudited)
A note payable to the seller of approximately 2.81 acres of land in North Augusta, South Carolina, collateralized by the land. The note is payable in monthly installments of $7,182 through June 2013, and bears interest at a fixed rate of 6%.	$-	$63,052

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	788,862	1,054,186

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $19,137, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	2,183,010	2,257,635

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

	290,343	300,000
A note payable to a regional financial institution collateralized with 17.54 acres of land in North Augusta, South Carolina. The note is payable in monthly installments of $7,653, including principal and interest, through July 2018, and bears interest at a fixed rate of 5%.	403,739	-
	3,665,954	3,674,873
Less current maturities	(574,009)	(538,079)
	$3,091,945	$3,136,794

(Continued)

Note  3 – Notes Payable and Line of Credit, (Continued)

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).  Additionally, funding can be obtained from members of the Company’s Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $574,009.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Note  4 – Income Taxes

As of September 30, 2012 the Company was in arrears in paying its income tax obligations, with a total outstanding income tax payable balance in the amount of $244,714.  Of this amount $202,950 was related to 2012 and the remaining $41,764 was related to the 2011 tax expense.  As of June 30, 2013 the Company believes it has paid all prior year income taxes payable in full and has made all estimated tax payments through March 31, 2013.

Note  5 – Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in North Augusta, South Carolina.  Approximately 99% of the Company’s revenues are earned from two of the Company’s investment properties, National Plaza and the Evans Ground Lease, which comprise approximately 51% and 48% of the Company’s revenues, respectively.   The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza.  The Company generates approximately 37% of its revenues though its lease with Publix.

Note  6 –  Related Party Transactions

The Company has hired an attorney who sits on the Company’s Board of Directors and who also serves a Vice President of the Company, to represent the Company in a legal matter regarding a tenant’s claim for reimbursement of certain expenses charged.  It is the opinion of the Company’s management that the Company is not liable for this claim.

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

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the nine months ended June 30, 2013, and a comparative analysis of the same period for 2012 are presented below:

			Increase (Decrease)
			2013 compared to 2012
	2013	2012	Amount	Percent

Rent revenue	$1,085,150	$1,059,418	$25,732	2%
Operating expenses	498,750	505,010	(6,260)	-1%
Interest expense	177,726	196,017	(18,291)	-9%
Income tax expense	155,700	135,438	20,262	15%
Net income	252,974	222,953	30,021	13%

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

Total operating expenses for the nine months ended June 30, 2013 was consistent with the same period for 2012.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the nine month period ended June 30, 2013 decreased compared to 2012 due to the decrease in debt resulting from scheduled principal payments. Management expects interest expense for the remainder of the current fiscal year to increase slightly due to the additional borrowings in the current quarter.

Income tax expense for the nine month period ended June 30, 2013 increased compared to the same period for 2012 due mainly to increased rental income related higher tenant occupancy at National Plaza and  lower interest expense as noted above.  Management expects income tax expense for the remainder of the current fiscal year to be comparable to the current operating period.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at June 30, 2013 was 50%.  The ratio was 36% at September 30, 2012.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).  Additionally, funding can be obtained from members of the Board of Directors.

During the quarter, the Company obtained financing, using land as collateral, to pay tax amounts outstanding to the IRS and other outstanding liabilities.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $574,009.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the nine-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

Item  6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is formatted in Extensible Business Reporting Language (XBRL): (i) The Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 12, 2013

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer