Form 10-Q
period 2013-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2014-02-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes      ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 14, 2014
Common Stock, $0.10 Par Value	5,243,107 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,981	$24,599
Receivables from tenants, net of allowance of $19,938
at December 31, 2013 and September 30, 2013	358,528	497,324
Prepaid property taxes	-	15,003

Total current assets	383,509	536,926

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,384,403	5,415,447
Land and improvements held for investment or development	3,639,598	3,639,598

	9,024,001	9,055,045

OTHER ASSETS	74,294	76,188

	$9,481,804	$9,668,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$215,821	$325,720
Income taxes payable	155,147	183,236
Current maturities of notes payable	594,891	584,491
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	990,511	1,118,099

LO NG-TERM LIABILITIES
Notes payable, less current portion	2,654,764	2,807,314
Deferred income taxes	764,164	764,645
Deferred revenue, less current portion	10,256	16,419

Total long-term liabilities	3,429,184	3,588,378

Total liabilities	4,419,695	4,706,477

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107
shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	4,204,582	4,104,155

Total Stockholders' equity	5,062,109	4,961,682

Liabilities and Stockholders' equity	$9,481,804	$9,668,159

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month
	Periods Ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING REVENUE
Rents revenue	$373,748	$359,103

OPERATING EXPENSES
Depreciation and amortization	32,937	32,948
Property taxes	67,863	64,625
Payroll and related costs	20,133	22,479
Insurance and utilities	7,635	14,019
Repairs and maintenance	23,720	9,210
Professional services	11,580	18,001
Bad debt	-	4,405
Other	604	4,726

	164,472	170,413

Operating income	209,276	188,690

OTHER EXPENSE
Interest	(47,399)	(55,612)

Income before income taxes	161,877	133,078

INCOME TAXES PROVISION
Income tax expense	61,931	49,493
Income tax deferred (benefit) provision	(481)	643
	61,450	50,136

Net income	100,427	82,942

RETAINED EARNINGS, BEGINNING OF PERIOD	4,104,155	3,721,870

RETAINED EARNINGS, END OF PERIOD	$4,204,582	$3,804,812

PER SHARE DATA
Net income per common share	$0.02	$0.02

SECURITY LAND AND DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month
	Periods Ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$100,427	$82,942
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	32,938	32,948
Deferred income tax	(481)	643
Changes in deferred and accrued amounts:	9,648	(9,408)

Net cash provided by operating activities	142,532	107,125

FINANCING ACTIVITIES
Repayments to stockholder	-	(30,000)
Proceeds from stockholder	-	30,000
Principal payments on notes payable	(142,150)	(130,758)

Net cash used in financing activities	(142,150)	(130,758)

Net increase (decrease) in cash and cash equivalents	382	(23,633)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,599	48,767

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,981	$25,134

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$47,399	$55,612

Cash paid for income taxes	$-	25,000

SECURITY LAND AND DEVELOPMENT CORPORATION

Notes to the Consolidated Financial Statements

Note  1 – Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q, Article 8 of Regulation S-X and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-K for the year ended September 30, 2013 when reviewing these interim financial statements.

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

Refer to the Company’s Form 10-K for the year ended September 30, 2013 for further information regarding its critical accounting policies.

Note  2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2013 and September 30, 2013:

	December 31,	September 30,
	2013	2013
	(unaudited)

National Plaza building, land and improvements	$5,138,796	$5,138,796
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Commercial land and improvements	3,639,598	3,639,598
	11,161,067	11,161,067

Less accumulated depreciation	(2,251,443)	(2,221,077)
	8,909,624	8,939,990

Residential rental property	145,847	145,847
Less accumulated depreciation	(31,470)	(30,792)
	114,377	115,055

Investment properties for lease, net of accumulated depreciation	$9,024,001	$9,055,045

Depreciation expense totaled approximately $31,000 for each of the three-month periods ended December 31, 2013 and 2012.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on approximately 18 acres of land in Columbia County, Georgia.  The agreement required monthly rental payments of $20,833 during the development period, which was completed in January 2007.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lessee has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. The Company is recognizing rents on a straight-line basis over the lease term.  In July 2013, the Company sold approximately .24 acres of the total Evans ground Lease tract for $156,000.  The Company recognized a gain of approximately $108,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related agreement.

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,639,598 at December 31, 2013 and September 30, 2013.

Refer to the Company’s Form 10-K for the year ended September 30, 2013 for further information on operating lease agreements and land held for investment or development purposes.

Note  3 – Notes Payable

Notes payable consisted of the following at:

	December 31, 2013	September 30, 2013
	(unaudited)

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

	278,592	284,531

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	603,100	696,892

A note payable to a regional financial institution collateralized with 17.54 acres of land in North Augusta, South Carolina. The note is payable in monthly installments of $7,563, including principal and interest, through July 2018, and bears interest at a fixed rate of 5%.	374,872	392,945

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,993,091	2,017,437

	3,249,655	3,391,805

Less current maturities	(594,891)	(584,491)

	$2,654,764	$2,807,314

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).  Additionally, funding can be obtained from members of the Company’s Board of Directors.

(Continued)

Note  3 – Notes Payable, (Continued)

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $594,891.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Note  4 – Income Taxes

The Company has a total outstanding income tax payable in the amount of $155,147 at December 31, 2013.  Of this amount, $61,931 is related to the first quarter of fiscal year 2014 and $93,216 is related to 2013 tax expense.

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

During the first quarter of fiscal 2013, the Company borrowed $30,000 from a member of the Company’s Board of Directors, who is also a member of the Flanagin family, to meet cash flow needs.  The amount was repaid during the quarter also with interest at a rate of 6%.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the three months ended December 31, 2013, and a comparative analysis of the same period for 2012 are presented below:

			Increase (Decrease)
			2013 compared to 2012
	2013	2012	Amount	Percent

Rent revenue	$ 373,748	$ 359,103	$ 14,645	4%
Operating expenses	164,472	170,413	(5,941)	-3%
Interest expense	47,399	55,612	(8,213)	-15%
Income tax expense	61,450	50,136	32,718	23%
Net income	100,427	82,942	(3,919)	21%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia.  The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out parcel of National Plaza.

Refer to the Company’s Form 10-K for the year ended September 30, 2013 for further information regarding the properties owned and their lease terms.

Total operating expenses for the three months ended December 31, 2013 decreased slightly compared to the same period for 2012 due primarily to decreased professional fees.  Professional fees decreased due to decreased legal fees compared to the prior year related to an ongoing dispute over a tenant’s claim for reimbursement of certain expenses charged.  This dispute is unresolved as of December 31, 2013. It is the opinion of the Company’s management that the Company does not owe any reimbursement.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the three month period ended December 31, 2013 decreased compared to 2012 due to the decrease in debt resulting from scheduled principle payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease slightly as outstanding debt is amortized.

Income tax expense for the three month period ended December 31, 2013 increased compared to the same period for 2012 due mainly to increased rental income as a result of higher occupancy for National Plaza and lower interest and operating expenses as noted above.  Management expects income tax expense for the remainder of the current fiscal year to be comparable to the current operating period.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2013 was 39%.  The ratio was 48% at September 30, 2013.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).  Additionally, funding can be obtained from members of the Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $594,891.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing, sell certain of its fully owned and un-collateralized assets or borrow money from certain stockholders.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three-month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

           As of September 30, 2013, the Company’s management evaluated the effectiveness of its internal control.  Based on the evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2013 and identified a material weakness related to the lack of segregation of duties, accounting personnel with the requisite knowledge of GAAP and the lack of written policies and procedures over financial reporting.

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

Item  6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 is formatted in Extensible Business Reporting Language (XBRL): (i) The Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the condensed Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	February 14, 2014

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer