Form 10-Q
period 2014-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2014-05-16
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes      ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 12, 2014
Common Stock, $0.10 Par Value	5,243,107 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$24,014	$24,599
Receivables from tenants, net of allowance of $19,938
at March 31, 2014 and September 30, 2013	416,908	497,324
Prepaid property taxes	-	15,003

Total current assets	440,922	536,926

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,357,358	5,415,447
Land and improvements held for investment or development	3,639,598	3,639,598

	8,996,956	9,055,045

OTHER ASSETS	72,401	76,188

	$9,510,279	$9,668,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$283,270	$325,720
Income taxes payable	122,209	183,236
Current maturities of notes payable	605,470	584,491
Current maturities of deferred revenue	24,652	24,652

Total current liabilities	1,035,601	1,118,099

LONG-TERM LIABILITIES
Notes payable, less current portion	2,503,482	2,807,314
Deferred income taxes	765,199	764,645
Deferred revenue, less current portion	4,093	16,419
Note payable to stockholder	50,015	-
Total long-term liabilities	3,322,789	3,588,378

Total liabilities	4,358,390	4,706,477

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	4,294,362	4,104,155

Total Stockholders' Equity	5,151,889	4,961,682

Liabilities and Stockholders' Equity	$9,510,279	$9,668,159

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUE
Rent Revenue	$360,252	$362,950	$734,000	$722,053

OPERATING EXPENSES
Depreciation and amortization	32,938	32,948	65,875	65,896
Property taxes	64,107	69,736	131,970	134,361
Payroll and related costs	19,930	21,796	40,063	44,275
Insurance and utilities	10,500	5,674	18,135	19,693
Repairs and maintenance	9,550	4,876	33,270	14,086
Professional services	28,576	31,390	40,156	49,390
Bad debt expense (recovery)	-	(1,580)	-	2,825
Other	1,969	8,907	2,573	13,634

	167,570	173,747	332,042	344,160

Operating income	192,682	189,203	401,958	377,893

OTHER EXPENSE
Interest	(47,970)	(68,039)	(95,369)	(123,651)

Income before income taxes	144,712	121,164	306,589	254,242

INCOME TAXES PROVISION (BENEFIT)
Income Tax Expense	53,897	47,603	115,828	97,096
Income Tax Deferred Expense (Benefit)	1,035	(1,610)	554	(967)
	54,932	45,993	116,382	96,129

Net income	89,780	75,171	190,207	158,113

RETAINED EARNINGS, BEGINNING OF PERIOD	4,204,582	3,804,812	4,104,155	3,721,870

RETAINED EARNINGS, END OF PERIOD	$4,294,362	$3,879,983	$4,294,362	$3,879,983

PER SHARE DATA
Net income per common share	$0.02	$0.01	$0.04	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$89,780	$75,171	$190,207	$158,113
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	32,938	32,948	65,875	65,896
Deferred income tax	1,035	(1,610)	554	(967)
Changes in deferred and accrued amounts:	(30,032)	37,973	(20,383)	28,565

Net cash provided by operating activities	93,721	144,482	236,253	251,607

INVESTING ACTIVITIES
Additions to investment properties and other assets for
improvements to property held for lease	(4,000)	-	(4,000)	-

Net cash used in investing activities	(4,000)	-	(4,000)	-

FINANCING ACTIVITIES
Proceeds from note payable	4,007	-	4,007	-
Repayments to stockholder	-	-	-	(30,000)
Proceeds from stockholder	50,015	-	50,015	30,000
Principal payments on notes payable	(144,710)	(139,416)	(286,860)	(270,174)

Net cash used in financing activities	(90,688)	(139,416)	(232,838)	(270,174)

Net increase (decrease) in cash	(967)	5,066	(585)	(18,567)

CASH, BEGINNING OF PERIOD	24,981	25,134	24,599	48,767

CASH, END OF PERIOD	$24,014	$30,200	$24,014	$30,200

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$52,733	$60,277	$100,132	$115,889

Cash paid for income taxes	$86,835	$15,000	$86,835	$40,000

NON-CASH FINANCING ACTIVITIES
Refinancing of line of credit to term note	$-	$-	$-	$301,170

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

Note  2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at
March 31, 2014 and September 30, 2013:

	March 31,	September 30,
	2014	2013
	(unaudited)

National Plaza building, land and improvements	$5,142,796	$5,138,796
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Commercial land and improvements	3,639,598	3,639,598
	11,165,067	11,161,067

Less accumulated depreciation	(2,281,809)	(2,221,077)
	8,883,258	8,939,990

Residential rental property	145,847	145,847
Less accumulated depreciation	(32,149)	(30,792)
	113,698	115,055

Investment properties for lease, net of accumulated depreciation	$8,996,956	$9,055,045

Depreciation expense totaled approximately $31,000 for the three-month periods and $62,000 for the six-month periods ended March 31, 2014 and 2013, respectively.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia.  Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on approximately 18 acres of land in Columbia County, Georgia.  The agreement required monthly rental payments of $20,833 during the development period, which was completed in January 2007.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lessee has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. The Company is recognizing rents on a straight-line basis over the initial lease term.  In July 2013, the Company sold approximately .24 acres of the total Evans ground Lease tract for $156,000.  The Company recognized a gain of approximately $108,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related agreement.

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,639,598 at March 31, 2014 and September 30, 2013.

Refer to the Company’s Form 10-K for the year ended September 30, 2013 for further information on operating lease agreements and land held for investment or development purposes.

Note  3 – Notes Payable

Notes payable consisted of the following at:

	March 31, 2014	September 30, 2013
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

	$272,532	$284,531
A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	507,449	696,892
A note payable to a regional financial institution collateralized with 17.54 acres of land in North Augusta, South Carolina. The note is payable in monthly installments of $7,563, including principal and interest, through July 2018, and bears interest at a fixed rate of 5%.	356,530	392,945
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,968,434	2,017,437

A construction loan to a regional financial institution collateralized with 17.54 acres of land in North Augusta, South Carolina. The loan was procured to finance tenant improvements for the lease of in-line space at National Plaza executed on January 17, 2014. Subsequent to March 31, 2014 construction of the tenant improvements was completed and with total principal borrowed of $186,000. Once all related construction payments have been made the loan will convert to a note payable with monthly installments of $3,727 including interest over a 60 month term with fixed interest of 4.5%. The related lease agreement calls for monthly payments of this amount to be paid to the Company in addition to monthly minimum rental payments. The tenant opened for business on April 16, 2014.

	4,007	-
An unsecured and uncollateralized note payable to a stockholder, who is also a member of the Flanagin Family, to meet the cash flow needs of the Company. The note matures in July of 2015 and accrues interest at 5%.	50,015	-
	3,158,967	3,391,805
Less current maturities	(605,470)	(584,491)

	$2,553,497	$2,807,314

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).  Additionally, funding can be obtained from members of the Company’s Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $605,470.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Note  4 – Income Taxes

The Company has a total outstanding income tax payable in the amount of $122,209 at March 31, 2014.  Of this amount, $115,828 is related to the fiscal year 2014 tax liability and $6,381 is related to 2013 tax expense. At September 30, 2013 the Company had a total of $183,236 in income tax payable.

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

During the second quarter of fiscal 2014, the Company borrowed $50,015 from a stockholder, who is also a member of the Flanagin family, to meet cash flow needs.  The amount matures in July 2015 and accrues interest at a rate of 5%.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the six months ended March 31, 2014, and a comparative analysis of the same period for 2013 are presented below:

			Increase (Decrease)
			2014 compared to 2013
	2014	2013	Amount	Percent

Rent revenue	$734,000	$722,053	$11,947	2%
Operating expenses	332,042	344,160	(12,118)	-4%
Interest expense	95,369	123,651	(28,282)	-23%
Income tax expense	116,382	96,129	20,253	21%
Net income	190,207	158,113	(32,094)	20%

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

Total operating expenses for the six months ended March 31, 2014 decreased slightly compared to the same period for 2013 due primarily to decreased professional fees.  Professional fees decreased due to decreased legal fees compared to the prior year related to an ongoing dispute over a tenant’s claim for reimbursement of certain expenses charged.  This dispute is unresolved as of March 31, 2014. It is the opinion of the Company’s management that the Company does not owe any reimbursement.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the six month period ended March 31, 2014 decreased compared to 2013 due to the decrease in debt resulting from scheduled principle payments. Management expects interest expense for the remainder of the current fiscal year to increase compared with the first six months due to new notes payable.

Income tax expense for the six month period ended March 31, 2014 increased compared to the same period for 2013 due mainly to lower interest and operating expenses as noted above.  Management expects income tax expense for the remainder of the current fiscal year to be comparable to the current operating period.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at March 31, 2014 was 43%.  The ratio was 48% at September 30, 2013.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).  Additionally, funding can be obtained from members of the Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $605,470.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing, sell certain of its fully owned and un-collateralized assets or borrow money from certain stockholders.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the six-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

Item  6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is formatted in Extensible Business Reporting Language (XBRL): (i) The Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the condensed Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 12, 2014

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer