Form 10-Q
period 2014-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2014-08-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 11, 2014
Common Stock, $0.10 Par Value	5,243,107 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$24,201	$24,599
Receivables from tenants, net of allowance $19,938
at June 30, 2014 and September 30, 2013	472,397	497,324
Prepaid property taxes	-	15,003

Total current assets	496,598	536,926

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,499,735	5,415,447
Land and improvements held for investment or development	3,639,598	3,639,598

	9,139,333	9,055,045

OTHER ASSETS	83,979	76,188

	$9,719,910	$9,668,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$392,425	$325,720
Income taxes payable	161,283	183,236
Current maturities of notes payable	647,612	584,491
Current maturities of deferred revenue	22,582	24,652

Total current liabilities	1,223,902	1,118,099

LONG-TERM LIABILITIES
Notes payable, less current portion	2,497,031	2,807,314
Deferred income taxes	750,081	764,645
Deferred revenue, less current portion	-	16,419
Notes payable to stockholder	50,433	-

Total long-term liabilities	3,297,545	3,588,378

Total liabilities	4,521,447	4,706,477

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	4,340,936	4,104,155

Total Stockholders' Equity	5,198,463	4,961,682

Liabilities and Stockholders' Equity	$9,719,910	$9,668,159

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUE
Rent Revenue	$375,529	$363,097	$1,109,529	$$1,085,150

OPERATING EXPENSES
Depreciation and amortization	42,636	32,948	108,511	98,844
Property taxes	67,549	64,292	199,519	198,653
Payroll and related costs	18,777	19,703	58,840	63,978
Insurance and utilities	19,762	11,240	37,897	30,933
Repairs and maintenance	13,851	9,488	47,121	23,575
Professional services	66,658	10,038	106,814	59,428
Bad debt	16,466	-	16,466	2,825
Other	1,011	6,880	3,584	20,514
	246,710	154,589	578,752	498,750

Operating income	128,819	208,508	530,777	586,400

OTHER EXPENSE
Interest	(47,250)	(54,076)	(142,619)	(177,726)

Income before income taxes	81,569	154,432	388,158	408,674

INCOME TAXES PROVISION
Income Tax Expense	34,995	59,571	151,377	155,700

Net income	46,574	94,861	236,781	252,974

RETAINED EARNINGS, BEGINNING OF PERIOD	4,294,362	3,879,983	4,104,155	3,721,870

RETAINED EARNINGS, END OF PERIOD	$4,340,936	$$3,974,844	$4,340,936	$$3,974,844

PER SHARE DATA
Net income per common share	$0.01	$$0.02	$0.05	$$0.05

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$46,574	$94,861	$236,781	$252,974
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Bad debts	16,466	-	16,466	-
Depreciation and amortization	42,636	32,948	108,511	98,844
Changes in deferred and accrued amounts:	54,993	(377,526)	35,164	(349,928)

Net cash provided by (used in) operating activities	160,669	(249,717)	396,922	1,890

INVESTING ACTIVITIES
Additions to investment properties and other assets for
improvements to property held for lease	(196,591)	-	(200,591)	-

Net cash used in investing activities	(196,591)	-	(200,591)	-

FINANCING ACTIVITIES
Repayments to stockholder	-	-	-	(30,000)
Proceeds from stockholder	-	-	50,015	30,000
Proceeds from notes payable	182,797	404,235	186,804	404,235
Principal payments on notes payable	(146,688)	(142,980)	(433,548)	(413,154)

Net cash provided by (used in) financing activities	36,109	261,255)	(196,729)	(8,919))

Net increase (decrease) in cash	187	11,538	(398)	(7,029)

CASH, BEGINNING OF PERIOD	24,014	30,200	24,599	48,767

CASH, END OF PERIOD	$24,201	$41,738	$24,201	$41,738

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$39,823	$66,839	$139,955	$182,728

Cash paid for income taxes	$6,381	$335,613	$93,216	$375,613

NON-CASH FINANCING ACTIVITIES
Refinancing of line of credit to term note	$-	$-	$-	$301,170

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

Critical Accounting Policies:

Estimates of Useful Lives of Investment Properties for Purposes of Depreciation

Management has estimated useful lives of investment properties, except for land, that is leased, and the Company utilizes the straight-line method to compute depreciation over the estimated useful lives of the investment properties.  Actual depreciation of investment properties will vary from management’s estimates, and the value of investment properties is more directly impacted by market conditions and the physical condition of the investment properties.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

Note  2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at June 30, 2014 and September 30, 2013:

	June 30,	September 30,
	2014	2013
	(unaudited)

National Plaza building, land and improvements	$5,325,349	$5,138,796
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Commercial land and improvements	3,639,598	3,639,598
	11,347,620	11,161,067

Less accumulated depreciation	(2,321,307)	(2,221,077)
	9,026,313	8,939,990

Residential rental property	145,847	145,847
Less accumulated depreciation	(32,827)	(30,792)
	113,020	115,055

Investment properties for lease, net of accumulated depreciation	$9,139,333	$9,055,045

Depreciation expense totaled approximately $42,000 and $105,000 for the three-month and nine-month periods ended June 30, 2014 and approximately $32,000 and $96,000 for the three-month and nine-month periods ended June 30, 2013.

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property.  The aggregate costs of these investment properties held for investment or development was $3,639,598 at June 30, 2014 and September 30, 2013.

Note  2 – Investment Properties, Continued

Refer to the Company’s Form 10-K for the year ended September 30, 2013 for further information on operating lease agreements and land held for investment or development purposes.

Note  3 – Notes Payable

Notes payable consisted of the following at:

	June 30, 2014	September 30, 2013
	(unaudited)
In December 2011, the Company renewed its then line of credit to December 12, 2012, at the greater of prime plus 1% or 6%. In November of 2012, the Company converted the line of credit to a fixed rate loan due December 2017. The new term loan accrues interest at 5.5% annually with monthly installments of $3,287. The current balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008 and is collateralized by the residential property on Stanley Drive in Augusta, Georgia.	$254,108	$284,531

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	409,903	696,892

A note payable to a regional financial institution collateralized with 17.54 acres of land in North Augusta, South Carolina. The note is payable in monthly installments of $7,563, including principal and interest, through July 2018, and bears interest at a fixed rate of 5%.	350,414	392,945

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,943,414	2,017,437

A construction loan to a regional financial institution collateralized with 17.54 acres of land in North Augusta, South Carolina. The loan was procured to finance tenant improvements for the lease of in-line space at National Plaza executed on January 17, 2014. In April, 2014 construction of the tenant improvements was completed and with total principal borrowed of $186,000. Once all related construction payments have been made the loan will convert to a note payable with monthly installments of $3,727 including interest over a 60 month term with fixed interest of 4.5%. The related lease agreement calls for monthly payments of this amount to be paid to the Company in addition to monthly minimum rental payments. The tenant opened for business on April 16, 2014.	186,804	-

A note payable to a stockholder, who is also a member of the Flanagin Family, to meet the cash flow needs of the Company. The note matures in July 2015 and accrues interest at 5%.	50,433	-

Note 3 – Notes Payable, Continued
	3,195,076	3,391,805
Less current maturities	(647,612)	(584,491)

	$2,547,464	$2,807,314

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).  Additionally, funding can be obtained from members of the Company’s Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $647,612.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Note  4 – Income Taxes

The Company has a total outstanding payable for income tax in the amount of $161,283 at June 30, 2014, all of which is related to the fiscal year 2014.  The Company has a total outstanding for income tax in the amount of $183,236 at September 30, 2013, all of which is related to the fiscal year 2013.

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

During the second quarter of fiscal 2014, the Company borrowed $50,015 from a stockholder, who is also a member of the Flanagin family, to meet cash flow needs.  The amount matures in July 2015 and accrues interest at a rate of 5%.   The note balance at June 30, 2014 is $50,433 which includes $418 of accrued interest.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the nine months ended June 30, 2014, and a comparative analysis of the same period for 2013 are presented below:

			Increase (Decrease)
			2014 compared to 2013
	2014	2013	Amount	Percent

Rent revenue	$1,109,529	$1,085,150	$24,379	2%
Operating expenses	578,752	498,750	80,002	16%
Interest expense	142,619	177,726	(35,107)	-20%
Income tax expense	151,377	155,700	(4,323)	-3%
Net income	236,781	252,974	(16,193)	-7%

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

Total operating expenses for the nine months ended June 30, 2014 increased compared to the same period for 2013 due primarily to increased professional fees.  Professional fees increased due to increased legal fees compared to the prior year related to an ongoing dispute over a tenant’s claim for reimbursement of certain expenses charged.  This dispute is unresolved as of June 30, 2014. It is the opinion of the Company’s management that the Company does not owe any reimbursement.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the nine month period ended June 30, 2014 decreased compared to 2013 due to the decrease in debt resulting from scheduled principal payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease slightly as outstanding debt is amortized.

Income tax expense for the nine month period ended June 30, 2014 decreased slightly compared to the same period for 2013 due mainly to higher operating expenses as noted above.  Management expects income tax expense for the remainder of the current fiscal year to be comparable to the current operating period.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at June 30, 2014 was 41%.  The ratio was 48% at September 30, 2013.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).  Additionally, funding can be obtained from members of the Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $647,612.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing, sell certain of its fully owned and un-collateralized assets or borrow money from certain stockholders.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the nine-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item  1. Legal Proceedings

During 2011, the Company was notified by a tenant of a claim for reimbursement of certain expenses charged.  It is the opinion of the Company's management that the Company is not liable for this claim.  The Company has accrued approximately $150,000 for professional fees and other expenses to defend its position.

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

101

The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is  formatted in Extensible Business Reporting Language (XBRL):  (i) The Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the condensed Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 11, 2014

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer