Form 10-K
period 2014-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2014-12-18
CIK 88572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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

The registrant’s total revenues for the fiscal year ended September 30, 2014 were $ 1,481,648.

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

The Company’s primary development and income producing activities are:

1.	Retail strip center on 15.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”). Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. (“Publix”) who operates a retail food supermarket. The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants. At September 30, 2014, approximately 7,800 square feet of this remaining space was leased.

2.	An outparcel of National Plaza that is 0.89 acres and is leased commercially under a 20-year ground-lease to an auto-repair service operation.

3.	Long-term ground lease (“Evans Ground Lease”) on approximately 17 acres in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive to Lowe’s, a national home improvement retailer.

4.	Residential Property on Stanley Drive, in Augusta, Georgia, currently for lease as a single-family residence.

The Company owns certain other properties that are more fully described in Item 2, “Properties.”

In January of 2007 construction of the Evans Ground Lease was completed and the Company began collecting full monthly rent.  The Evans Ground Lease represents approximately 45% of the Company’s net leased assets at September 30, 2014.  Rent revenue, including monthly rent, recognition of previously deferred revenue and property taxes from the Evans Ground Lease represented 45% and 46% of the Company’s total gross rent revenue for the years ended September 30, 2014 and 2013, respectively. The Company also expects the long-term ground lease in Evans, Georgia to provide a substantial portion of the Company’s revenue from leasing in future years.

Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995.  The National Plaza represents approximately 53% of the Company’s net leased assets at September 30, 2014.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the lease with Publix Supermarkets, Inc. represented 39% and 40% of the Company’s total gross rent revenue for the years ended September 30, 2014 and 2013, respectively.  Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing.   See Item 2, “Properties” for additional information related to these properties and the lease agreements.

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

Description of real estate and operating data:

The Company holds approximately 12.54 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road.  The land was purchased in five transactions.  Initially, the Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest held by two individuals, one of which is a principal stockholder and member of the Board of Directors.  In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest.  One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company.  The aggregate purchase price of the land was $522,846.  A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described.  The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals.  The purchase price of the land was $371,970.  In a fourth transaction, the Company purchased an additional 1.03 acres for $342,122 on Old Evans Road in Evans, Georgia that adjoins the above described properties.  And in the fifth and final transaction in 2004, the Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels from a member of the Board of Directors.  The cost of the parcel acquired in 2004, was $467,874.  The Company’s net book value of the investment properties acquired in these five transactions of $1,679,612, including the cost of improvements thereon, is approximately 17% of the Company’s total assets at September 30, 2014.  The Company has a Federal tax basis in the investment property of $1,044,109.  The Company signed a long-term ground lease for the development of a Lowe’s home improvement store on this property as well as the 4.61 acres, discussed below, during 2006. The Company began earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia during the 3rd Quarter of 2006.  The Company received $20,833 in monthly rent until the January 2007 expiration of the development period.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. A note payable to an insurance company is collateralized with the property and an assignment of the long-term ground lease.  The note is payable in monthly installments of $17,896 including interest, through May 1, 2027, and bears interest of a fixed rate of 5.85%.  The balance of the loan was $1,918,026 at September 30, 2014.  Property taxes paid on this property and the 4.61 acres described above in 2014 totaled $132,271.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia.  The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of $511,726 and with approximately $250,000 of proceeds from a note payable.  The office building was demolished during 2006.  The Company’s net book value in this property is $669,445 at September 30, 2014.  For tax purposes, the Company recognized a loss of $236,859 on the demolition of the building in 2006.  The Company’s Federal tax basis in the property is approximately $165,421 at September 30, 2014.  There is no outstanding debt on this property at September 30, 2014.  Prior to the demolition, the property, excluding land cost, was being depreciated for financial reporting purposes using the straight-line method over 39 years.  The property adjoins the 12.77 acres of land in Evans, Georgia.  In July 2009, the Company sold an easement consisting of approximately .52 acres of the total Evans Ground Lease tract for $300,000.  The Company recognized a gain of approximately $195,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement.  The Company’s management does not feel that the easement sale had any adverse impact on the existing lease or the Company’s ability to lease the land going forward.  In July 2013, the Company sold approximately .24 acres of the total Evans Ground Lease tract for $156,000.  The Company recognized a gain of approximately $108,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement.

The Company’s net book value of National Plaza, $2,964,576 at September 30, 2014, amounts to approximately 30% of the Company’s total assets at September 30, 2014.

Construction of the National Plaza was completed in May 1995.  National Plaza has 69,000 square feet of available lease space.  National Plaza was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose.  The Company has leased 56,000 square feet to Publix, which, as National Plaza’s anchor tenant, operates a retail food supermarket.  The Company, as lessor, has a twenty-year lease agreement with Publix.  The lease became effective May 15, 1995.  The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this Publix store’s annual gross sales in excess of approximately $37 million.  For the Company’s years ended September 30, 2014 and 2013, the supermarket had not achieved this sales level.  The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix.  For 2014, the amount billed was $57,800. At the lessee’s option the lease may be extended in five-year increments for an additional twenty years on substantially the same lease terms.  As part of the lease agreement, Publix contributed approximately $493,000 to the construction of National Plaza.  The Company capitalized this contribution and is recognizing the related revenue over the twenty-year life of the lease.

The Company financed National Plaza with a $4,300,000 loan, with interest that is fixed at 7.875%.  Annual principal and interest payments total $427,596.  The balance of the loan was $310,423 at September 30, 2014.  The loan matures in June 2015 and is scheduled to be fully amortized at that time.  The loan is secured with a mortgage interest in National Plaza and an assignment of lease payments (rent) from the property.  The property is located on Washington Road in Augusta, Georgia.  Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company’s tenants.  The Company’s operation of National Plaza is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants.  The Company competes with other retail strip centers in the area to maintain stable occupancy.  Management of the Company believes that the location and visibility of National Plaza provides for favorable conditions for maintaining occupancy.  At September 30, 2014, the Company had leased 60% of the 13,000 square feet not leased to Publix.  These individual leases have terms ranging from month-to-month to five years, with monthly lease payments including Common Area Maintenance (“CAM”) ranging from $1,200 to $6,761.  Following is selected statistical information regarding National Plaza at September 30, 2014:

Occupancy rate – 92%	(Publix is the only tenant to occupy 10% or more of the leasable square feet.)
Effective rental rates –

	Square Feet	Rental Per
	Leased	Square Foot

Publix Supermarkets, Inc.	56,000	$8.25
Other tenants	7,800	13.61

The principal business of the other tenants occupying space as of September 30, 2014 includes a restaurant, a stock brokerage office, a nail salon, a ticket broker and the county tag office.

A schedule of lease expirations at National Plaza for each of the next five years, beginning with the Company’s year-end September 30, 2014 is presented below (does not include potential extensions, except for those signed subsequent to year-end, or ground leases on outparcels).

Year ending September 30,	Number of tenants whose leases will expire	Total area in square feet covered by expiring leases	Annual rental represented by expiring leases	Percentage of gross annual rental represented by expiring leases

2015	-	-	$-	-
2016	-	-	-	-
2017	-	-	-	-
2018	1	1,300	16,800	1.1%
2019	2	3,900	91,500	6.2%

The percentage of gross annual rents represented by expiring leases as presented above is based on the gross annual rental for the current year and was calculated as if each lease was in effect for the full twelve-month fiscal period.

The Company’s Federal tax basis in National Plaza at September 30, 2014, excluding land and before accumulated depreciation is $4,339,522.  Federal tax basis accumulated depreciation is $2,572,505.  Property taxes on National Plaza totaled $91,750 in 2014.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia.  At September 30, 2006 the property was collateral for a 6.25% note, the balance of this note was paid off in full with a portion of the Principal note that was taken out in 2007.  The property was purchased for $145,847.  The property is located adjacent to several properties held by the Company.  The location of this property may enhance the appreciation and future marketability of the property.  The Company’s Federal tax basis in the property was $113,350.  Property taxes paid on this property in 2014 totaled $2,793.

During 2007, the Company purchased approximately 14.57 acres of undeveloped land for $2,339,678 held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.  At September 30, 2014 there is no outstanding debt on the property.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $160,000 for future development adjoining the 14.57 acres.  At September 30, 2014 there is no outstanding debt on this additional 1 acre.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $350,000 held for future development adjoining the 14.57 acres.  During 2008, the Company purchased an additional 2.81 acres of undeveloped land for $421,500 held for future development adjoining the 14.57 acres. In total, the undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina is 19.38 acres.  As of September 30, 2014, the Company has no outstanding debt on this property, however, it is being used as collateral for some of the Company’s financing as described in the Notes to Consolidated Financial Statements, Note 3- Notes Payable.

No other property owned by the Company at September 30, 2014, had a book value amounting to 10% or more of the total assets of the Company.

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

No dividends have been declared or paid during the two years ended September 30, 2014 and 2013.  The Company has no restrictions that currently, or that may reasonably be expected to, limit materially the amount of dividends paid.

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

Estimates of Income Tax Rates Applicable to Deferred Taxes

Company management has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets.  Company management has estimated deferred income tax liabilities of $737,230 at September 30, 2014.  Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Results of Operations:

			Increase (Decrease) 2014 compared to 2013
	2014	2013	Amount	Percent

Rent revenue	$1,481,648	$1,429,995	$51,653	4%
Operating expenses	745,709	677,618	68,091	10%
Interest expense	199,847	234,088	(34,241)	-15%
Net income	329,818	382,285	(52,467)	-14%

Rent revenue from leasing activities is provided by the following properties:

	2014	2013	2012

National Plaza	$742,211	$703,725	$688,738
Outparcel at National Plaza	62,400	61,713	56,400
Evans Ground Lease	671,037	658,557	666,984
Other	6,000	6,000	6,000

	$1,481,648	$1,429,995	$1,418,122

Years Ended September 30, 2014 and 2013

National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix as the investment property’s anchor tenant.  See Item 2, “Properties” for additional information regarding the lease agreement with Publix.  The remaining approximately 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 60% leased as of September 30, 2014 and 2013.  Attempts are being made to lease vacant space.  Also see Item 2, “Properties” for effective rental rates and lease expirations related to this property.  Rent revenue from Publix and National Plaza increased slightly as compared with the prior years’ amounts due to leasing an additional 2,600 square feet to a restaurant in December of 2011.  This restaurant and a 1,300 square foot beauty supply store vacated in 2014.  This was offset by a 2,600 square foot county tag office and a 1,300 square foot ticket broker office opening in 2014.  In May 2006 the Company entered into a long-term ground lease with Lowes, a national home improvement retailer, with a portion of total monthly rent due during the construction period, which was completed in January 2007. See Item 2, “Properties” for additional information regarding the Evans Ground Lease.  Management expects both of the above two lease arrangements to continue to provide a substantial portion of the Company’s revenues.

Operating expenses increased by $68,091, (10%) from 2013.  Operating costs of the Company consists mainly of the costs of managing National Plaza and property taxes related to the Company’s land holding portfolio.  Company management expects operating expenses for 2015 to be relatively consistent with 2014.

Interest expense decreased by $34,241 (-15%) from 2013.  The Company’s interest costs relate to outstanding debt on the Company’s land holdings as discussed above in Item 2, “Properties”.  Continued amortization of outstanding debt balances resulted in decreased interest expense in 2014.  Company management expects interest expense for the year ending September 30, 2015 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

Liquidity and Sources of Capital:

The percentage of current assets to current liabilities was 45% at September 30, 2014, and was 48% at September 30, 2013.  Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments in fiscal year 2015 totaling $604,498.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

At September 30, 2012 the Company had an outstanding balance on a line of credit of $300,000 which was due to be repaid in December 2012.  In November of 2012 the Company secured refinancing of this line of credit through conversion to a term note collateralized by residential rental properties.  The new loan matures in July of 2018.

As of September 30, 2014 the Company’s cash flows from operations is approximately $585,941 while current maturities of debt are approximately $604,498.  If the Company experiences cash flow shortages and is unable to generate adequate cash flows from operations to fund current debt maturities and other obligations, the Company’s management intends to seek additional financing from other sources but there can be no assurance that this will occur.  In the past, the Company has been successful in seeking additional financing.  These sources of capital include selling certain of its fully owned and un-collateralized assets or borrowing money from certain stockholders.

In the second quarter of fiscal year 2014, the Company borrowed $50,000, without collateral, from a shareholder to meet short term cash flow needs.  Interest on this balance is accruing at 5%, and this loan matures in July 2015.

Subsequent to year-end, in the first quarter of fiscal year 2015, the Company borrowed $15,000, without collateral, from a member of the Company’s Board of Directors to meet short term cash flow needs.  The debt will be repaid as cash flow permits.

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

The following consolidated financial statements of Security Land & Development Corporation are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Security Land and Development Corporation
Augusta, Georgia

     We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation (“the Company”) as of September 30, 2014 and 2013, and the related consolidated statements of income and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Security Land and Development Corporation as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis LLC

December 18, 2014
Augusta, Georgia

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$65,982	$24,599
Receivables from tenants, net of allowance of $43,578 and $19,938 at September 30, 2014 and September 30, 2013, respectively	527,579	497,324
Prepaid property taxes	-	15,003

Total current assets	593,561	536,926

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,459,560	5,415,447
Land and improvements held for investment or development	3,639,598	3,639,598

	9,099,158	9,055,045

OTHER ASSETS	76,239	76,188

	$9,768,958	$9,668,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$452,669	$325,720
Income taxes payable	229,031	183,236
Current maturities of notes payable	554,065	584,491
Current maturities of deferred revenue	18,489	24,652
Current note payable to stockholder	50,433	-
Total current liabilities	1,304,687	1,118,099

LONG-TERM LIABILITIES
Notes payable, less current portion	2,435,541	2,807,314
Deferred income taxes	737,230	764,645
Deferred revenue, less current portion	-	16,419
Total long-term liabilities	3,172,771	3,588,378

Total liabilities	4,477,458	4,706,477

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	4,433,973	4,104,155

Total Stockholders’ Equity	5,291,500	4,961,682

Liabilities and Stockholders’ Equity	$9,768,958	$9,668,159

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years Ended September 30,
	2014	2013
OPERATING REVENUE
Rent revenue	$1,481,648	$1,429,995

OPERATING EXPENSES
Depreciation and amortization	148,628	131,791
Property taxes	267,494	255,875
Payroll and related costs	78,534	83,671
Insurance and utilities	56,090	56,117
Repairs and maintenance	41,624	35,294
Professional services	125,482	73,428
Bad debt	23,640	16,528
Penalties	-	18,045
Other	4,217	6,869

	745,709	677,618

Operating income	735,939	752,377

OTHER EXPENSE
Gain on sale of land	-	108,300
Interest	(199,847)	(234,088)
Other income/expense	-	29
	(199,847)	(125,759)

Income before income taxes	536,092	626,618

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	233,689	251,535
Income tax deferred benefit	(27,415)	(7,202)
	206,274	244,333

Net income	329,818	382,285

RETAINED EARNINGS, BEGINNING OF YEAR	4,104,155	3,721,870

RETAINED EARNINGS, END OF YEAR	$4,433,973	$4,104,155

PER SHARE DATA
Net income per common share	$0.06	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$329,818	$382,285
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	-	(108,300)
Bad debts	23,640	16,528
Depreciation and amortization	148,628	131,791
Changes in deferred and accrued amounts:
Receivables from tenants	(53,895)	(115,514)
Prepaid property taxes	15,003	(15,003)
Accounts payable and accrued expenses	126,949	(56,522)
Income taxes payable	45,795	(100,511)
Deferred income tax	(27,415)	(7,202)
Deferred revenue	(22,582)	(24,652)

Net cash provided by operating activities	585,941	102,900

INVESTING ACTIVITIES
Proceeds from sale of land	-	156,000
Additions to investment properties and other assets for improvements to property held for lease	(192,792)	-

Net cash (used in) provided by investing activities	(192,792)	156,000

FINANCING ACTIVITIES
Repayments to stockholder	-	(30,000)
Proceeds from stockholder	50,433	30,000
Proceeds from notes payable	186,804	404,235
Principal payments on notes payable	(589,003)	(687,303)

Net cash used in financing activities	(351,766)	(283,068)

Net increase (decrease)	41,383	(24,168)

CASH, BEGINNING OF YEAR	24,599	48,767

CASH, END OF YEAR	$65,982	$24,599

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$203,109	$236,502

Cash paid for income taxes	$187,894	$340,613

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

During 2014 and 2013, substantially all operating revenues and operating expenses were related to real estate leasing and a gain on the sale of land. A substantial portion of rent revenues were earned from two investment properties, a commercial retail center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia (“National Plaza”) and the Evans Ground Lease on Washington Road in Evans, Georgia (“Evans Ground Lease”). National Plaza provided approximately 50% of gross rent revenue in 2014 and 49% in 2013. Approximately 81% of National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200. National Plaza comprises approximately 53% of the asset Investment Properties for Lease, net of Accumulated Depreciation. The Evans Ground Lease provided approximately 45% and 46% of gross rental revenue in 2014 and 2013, respectively. This property, leased to a national home improvement retailer, earned rents totaling approximately $539,000 and $526,000 in 2014 and 2013, respectively. The Evans Ground Lease comprises approximately 44% of investment properties held for lease, net, by the Company at September 30, 2014. During 2013 the Company sold a minor portion of the land containing the Evans Ground Lease as a right of way and recognized a gain of approximately $108,000.

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

Revenue recognition

Rent revenue is recognized on a straight-line basis over the term of the related lease agreements. The Company is reimbursed by tenants for property taxes and other maintenance fees. These reimbursements billed totaled $271,964 and $267,289, which is included in rent revenue, for the years ended September 30, 2014 and 2013, respectively.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount. The Company measures the impairment loss as the amount by which the asset’s carrying amount exceeds the fair value of the asset. At September 30, 2014 and 2013, the Company believes that none of its long-lived assets are impaired.

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements. Receivables are carried at original invoice amount. Management estimates an allowance for doubtful accounts by regularly evaluating individual tenant receivables and considering the collectability of balances due based on each tenant’s financial condition, credit history, and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recognized in income when received. The Company has an allowance for uncollectible accounts of $43,578 and $19,938 at September 30, 2014 and 2013, respectively.

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method. Lease commissions, net of accumulated amortization, of $32,459 and $28,928 at September 30, 2014 and 2013, respectively, are included in Other Assets in the accompanying consolidated balance sheets.

Loan Fees

Loan fees are capitalized and amortized over the term of the loan using the straight-line method. Loan fees, net of accumulated amortization, were $43,780 and $47,260 at September 30, 2014 and 2013, respectively. Loan fees are included in Other Assets in the accompanying consolidated balance sheets.

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

(Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Income taxes, continued

The Company has adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements. Management is not aware of any uncertain tax positions as of September 30, 2014 and 2013.  The Company believes it is no longer subject to income tax examination for the fiscal years prior to 2011.

Statements of equity

There were no changes in equity other than net income for the years ended September 30, 2014 and 2013.

Net income per common share

Net income per common share is calculated on the basis of the weighted average number of shares outstanding. The Company has no stock option plans, or other instruments resulting in earnings per share dilution. For 2014 and 2013 the weighted average number of shares outstanding was 5,243,107. Therefore, only basic net income per common share is presented.

Recently issued accounting standards

On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. These amendments do not have any effect on the financial statements.

On July 18, 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments were effective for the Company for reporting periods beginning after December 15, 2013. These amendments did not have a material effect on the financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance. The Company does not expect this amendment to have any effect on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluation the impacts of adoption and the implementation approach to be used.

(Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards, continued

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the State of Georgia, and in North Augusta, South Carolina. In 2014 and 2013, approximately 99% and 93%, respectively, of the Company’s revenues were rental related revenue. In 2014 and 2013, approximately 50% and 49%, respectively, of the Company’s rental revenues were earned from National Plaza. Approximately 81% of National Plaza is leased to one tenant, a regional food supermarket. Approximately 45% and 46% of the Company’s rental revenues in 2014 and 2013, respectively, were earned from the Evans Ground Lease, which is 100% leased to a major national home improvement retailer.

The majority of the Company’s receivables from tenants at September 30, 2014 and 2013 were receivable from two tenants, the regional food supermarket that leases property at National Plaza, and the major national home improvement retailer under the Evans Ground Lease.

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

In the first quarter of fiscal year 2015, the Company borrowed $15,000 from a member of the Company’s Board of Directors to meet short term cash flow needs.

In the first quarter of fiscal year 2015, the Company received a signed letter of intent from Publix to exercise an option pursuant to original lease agreement and extend lease through June 2020. The Company also received a lease amendment from Edward D. Jones & Co. to exercise the option and extend their lease through January 2020.

Management has reviewed events occurring through the date the financial statements were issued and no other subsequent events occurred that require accrual or disclosure.

NOTE 2 - INVESTMENT PROPERTIES

Investment properties leased or held for lease

Investment properties leased or held for lease to others under operating leases consist of the following at September 30:

	2014	2013

National Plaza building, land and improvements	$5,325,348	$5,138,796
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Commercial land and improvements	3,639,598	3,639,598
	11,347,619	11,161,067

Less accumulated depreciation	(2,360,803)	(2,221,077)
	8,986,816	8,939,990

Residential rental property	145,847	145,847
Less accumulated depreciation	(33,505)	(30,792)
	112,342	115,055

Investment properties for lease, net of depreciation	$9,099,158	$9,055,045

Depreciation expense totaled $142,439 and $125,217 in 2014 and 2013, respectively.

Approximately 81% of National Plaza is leased to a regional food supermarket. The lease requires minimum annual rental payments of $463,200, expires in 2015 and is renewable for a total of an additional twenty years at substantially similar lease terms. The lease provides for the supermarket to pay for interior maintenance and utilities and property taxes on a proportional basis.

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2014 and 2013, the supermarket did not achieve this gross sales level.

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

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2015	$997,337
2016	682,836
2017	702,523
2018	703,486
2019	657,796
Thereafter	4,343,104
$8,087,082

NOTE 2 - INVESTMENT PROPERTIES, Continued

Land and improvements held for investment or development

The Company also holds for investment or future development approximately 19.38 acres of undeveloped commercial land in North Augusta, South Carolina, purchased in several parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company’s National Plaza investment property. The aggregate cost of these investment properties held for investment or development was $3,639,598 at September 30, 2014 and 2013.

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following at September 30:

	2014	2013

A construction loan to a regional financial institution collateralized with 17.54 acres of land in North Augusta, South Carolina. The loan was procured to finance tenant improvements for the lease of in-line space at National Plaza executed on January 17, 2014. In April, 2014 construction of the tenant improvements was completed and with total principal borrowed of $186,804. The note converted to a note payable with monthly installments of $3,728 including interest over a 60 month term with fixed interest of 4.25%. The related lease agreement calls for monthly payments of this amount to be paid to the Company in addition to monthly minimum rental payments.	$181,504	$-

In November of 2012, the Company converted a previous line of credit to a fixed rate loan due December 2017. The new term loan accrues interest at a 5.5% annually with monthly installments of $3,287. The current balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008 and is collateralized by the residential property on Stanley Drive in Augusta, Georgia.	260,323	284,531

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including interest, through June 2015, and bears interest at a fixed rate of 7.875%.	310,423	696,892

A note payable to a regional financial institution collateralized with 17.54 acres of land in North Augusta, South Carolina. The note is payable in monthly installments of $7,563, including principal and interest, through July 2018, and bears interest at a fixed rate of 5%.	319,330	392,945

A note payable without collateral to a stockholder, who is also a member of the Flanagin Family, to meet the cash flow needs of the Company. The note matures in July of 2015 and accrues interest at 5%.	50,433	-

A note payable to an insurance company collateralized with approximately 17 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,918,026	2,017,437

	3,040,039	3,391,805

Less current maturities	(604,498)	(584,491)

	$2,435,541	$2,807,314

(Continued)

NOTE 3 – NOTES PAYABLE, Continued

Aggregate maturities of notes payable are as follows at September 30, 2014:

2015	$604,498
2016	257,040
2017	271,144
2018	418,350
2019	167,730
Thereafter	1,321,277

$3,040,039

All interest incurred for 2014 and 2013 was expensed by the Company.

NOTE 4 – INCOME TAXES

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes. The tax effects of temporary differences that give rise to the deferred tax liability are as follows as of September 30:

	2014	2013
Deferred income tax liabilities:
Basis in Investment Properties	$737,230	$764,645

Taxable gains deferred by the Company in prior years through qualified tax-free like-kind exchanges totaled approximately $973,000. These deferred gains for tax reporting comprise a substantial portion of the Company’s deferred income tax liabilities as of September 30, 2014 and 2013, net of the effects of depreciation.

The provision for income taxes is as follows:

	For the years ended
	September 30,
	2014	2013
Current expense	$233,689	$251,535
Deferred benefit	(27,415)	(7,202)

	$206,274	$244,333

NOTE 4 – INCOME TAXES, Continued

The provision for income taxes for the years ended September 30, 2014 and 2013 differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

	2014	2013

Net income before tax	$536,092	$626,618

Expected federal tax expense at 34%	182,271	213,050
State tax expense, net of federal benefit	21,229	24,814
Permanent differences	-	6,850
Other	2,774	(381)

Tax expense	$206,274	$244,333

The Company has a total outstanding income tax payable in the amount of $229,031 and $183,236, respectively, at September 30, 2014 and 2013.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchases insurance from an insurance company of which a member of the Company’s Board of Directors is President. The Company’s Board of Directors believes that the insurance prices obtained from such company were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

The Company has hired an attorney who is a member of the Company’s Board of Directors. This attorney was hired to represent the Company in defending a claim brought by a tenant in relation to some disputed lease related charges. Receivables from tenant at September 30, 2014 include rents and reimbursements for property taxes and other maintenance fees that are part of this dispute. The Company has accrued approximately $150,000 for professional fees and other expenses to defend its position. The Company’s Management and their attorney believe that this claim is without merit. Total fees paid during the year were $19,502 and $6,596, respectively, for the years ended September 30, 2014 and 2013.

In the second quarter of fiscal year 2014, the Company borrowed $50,000 from a stockholder, who is also a member of the Flanagin family, to meet short term cash flow needs. Interest on this balance is accruing at 5%.

Subsequent to year-end, in the first quarter of fiscal year 2015, the Company borrowed $15,000 from a member of the Company’s board of Directors to meet short term cash flow needs.

During the year, the Company paid $4,250 to a stockholder who is also the son of the President for accounting services. The Company believes the amount paid is not in excess of prices that would have been paid had the Company obtained these services from other sources.

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

     Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d--15(e)) as of September 30, 2014, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were ineffective as of September 30, 2014 as explained by the material weakness described in internal control over financial reports.

     There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2014. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2014 as explained by the material weakness described in internal control over financial reporting:

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

NAME, AGE AND
POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr. 66-Chairman of Board of Directors since 1983; Member of Board since 1983; brother of President.	Pharmacist, former owner of Hill Drug Company and past manager of Revco Drug Store, Inc.

T. Greenlee Flanagin	Real estate
65 - President and CEO since 1983; member of Board since 1983; brother of Chairman of Board.

M. David Alalof 72 - member of Board since 1977.	President of A.C.H.S. Insurance, an insurance company; Past Chairman of the State Personnel Board of Georgia

John C. Bell, Jr.	Attorney at Law
66– Vice President; Member of Board since 1983.

Gregory B. Scurlock 66 – Secretary/Treasurer; member of Board since 1983.	Former Vice President, First Bank of Georgia, Augusta, GA Former Senior Vice President, Wachovia Bank, Augusta, GA

Robert M. Flanagin	Real estate agent
57 - Member of Board since 1987. brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2014 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

Gregory B. Scurlock and M. David Alalof serve on the Company’s audit committee, both also serve on the Board of Directors and are experienced in financial matters. The audit committee members are independent of management of the Company.

Item 11. Executive Compensation.

The table below shows the compensation (including bonuses) of the Chief Executive Officer for the three most recent fiscal years.

NAME	COMPENSATION	DATE

T. Greenlee Flanagin	$10,800	September 30, 2014
T. Greenlee Flanagin	$10,800	September 30, 2013
T. Greenlee Flanagin	$10,800	September 30, 2012

No bonuses were awarded during 2014.

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2014 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2014 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

	NUMBER OF SHARES OF
NAME OF	COMMON STOCK	PERCENT OF
BENEFICIAL OWNER	BENEFICIALLY OWNED	CLASS

T. Greenlee Flanagin (1)	250,784	4.8
Robert Flanagin (1)	523,147	10.0
W. Stewart Flanagin, Jr. (1)	497,114	9.5
Ann Flanagin Smith (1)	411,604	7.9
John C. Bell, Jr.	372,565	7.1
T. Greenlee Flanagin, Jr. (1)	292,959	5.6
R. Clayton Flanagin (1)	292,959	5.6

(1) Combined with the following, these individuals form the “Flanagin Family Group”:

Harriette Flanagin	66,836	1.3

The Flanagin Family Group owns 2,335,403 common shares, which is approximately 44.5% of the Company’s 5,243,107 shares of common stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2014, by Directors and executive officers:

NAME OF		COMMON STOCK
BENEFICIAL	ADDRESS	BENEFICIALLY	PERCENT
OWNER		OWNED	OF CLASS

W. Stewart Flanagin, Jr.	1117 Glenn Avenue	497,114	9.5
	Augusta, GA 30904

T. Greenlee Flanagin	3326 Wheeler Road	250,784	4.8
	Augusta, GA 30909

M. David Alalof	P.O. Box 15637	106,360	2.0
	Augusta, GA 30909

John C. Bell, Jr.	P.O. Box 1547	372,565	7.1
	Augusta, GA 30903

Gregory B. Scurlock	1203 Reid Road	500	0.1
	Augusta, GA 30909

Robert M. Flanagin	2002 Wrightsboro Road	523,147	10.0
	Augusta, GA 30904

All Directors and officers as a group consisting of six individuals.		1,750,470	33.39%

The Flanagin Family Group and all Directors and Officers as a group beneficially own 2,814,828 common shares which is approximately 53.7% of the Company’s 5,243,107 shares of common stock outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company purchased insurance from an insurance company of which a member of the Board of Directors is President and CEO. The Board of Directors believes that the insurance prices were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

The Company has hired an attorney who is a member of the Company’s Board of Directors. This attorney was hired to represent the Company in defending a claim brought by a tenant in relation to some disputed lease related charges. The Company’s Management and their attorney believe that this claim is without merit. Total fees paid during the year were $19,502.

Subsequent to year-end, in the first quarter of fiscal year 2015, the Company borrowed $15,000 from a member of the Company’s board of Directors to meet short term cash flow needs.

During the year, the Company paid $4,250 to a stockholder who is also the son of the President for accounting services. The Company believes the amount paid is not in excess of prices that would have been paid had the Company obtained these services from other sources.

Item 14. Principal Accounting Fees and Services.

The accounting fees billed to the Company by Elliott Davis, LLC related to the Company’s fiscal years ended September 30, 2014 and 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2014	2013
(i)	Audit Fees	$44,500	$42,000

(ii)	Audit Related Fees	-	-

(iii)	Tax Fees	$3,500	$3,300

(iv)	All Other Fees	-	$1,750

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)	Exhibits required by Item 601 of Regulation S-B.

EXHIBIT
	NUMBER	DESCRIPTION

	11	Computation of Earnings Per Share

	21	Subsidiaries of the Registrant

	31.1	Certification of Chief Executive Officer

	32.1	Section 906 Certification of T. Greenlee Flanagin

	101	The following financial information from Security Land and Development Corporation’s Annual Report on Form 10-K for the year ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) The Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

[See General Instruction D]

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION
(Registrant)

/s/ T. Greenlee Flanagin	December 18, 2014
T. GREENLEE FLANAGIN	(Date)
President
Chief Executive Officer and Chief
Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Stewart Flanagin, Jr.	December 18, 2014
W. STEWART FLANAGIN, JR.	(Date)
Chairman of Board

/s/ M. David Alalof	December 18, 2014
M. DAVID ALALOF	(Date)
Director

/s/ Gregory B. Scurlock	December 18, 2014
GREGORY B. SCURLOCK	(Date)
Director and Secretary-Treasurer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.