Form 10-Q
period 2014-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2015-02-12
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 11, 2015
Common Stock, $0.10 Par Value	5,243,107 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$30,284	$65,982
Receivables from tenants, net of allowance of $46,392 and $43,578 at December 31, 2014 and September 30, 2014, respectively	380,695	527,579

Total current assets	410,979	593,561

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,419,385	5,459,560
Land and improvements held for investment or development	3,639,598	3,639,598

	9,058,983	9,099,158

OTHER ASSETS	74,105	76,239

	$9,544,067	$9,768,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$283,941	$452,669
Income taxes payable	251,146	229,031
Current maturities of notes payable	455,969	554,065
Current maturities of deferred revenue	12,326	18,489
Current note payable to stockholder	50,433	50,433

Total current liabilities	1,053,815	1,304,687

LONG-TERM LIABILITIES
Notes payable, less current portion	2,372,643	2,435,541
Deferred income taxes	733,733	737,230

Total long-term liabilities	3,106,376	3,172,771

Total liabilities	4,160,191	4,477,458

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	4,526,349	4,433,973

Total Stockholders’ Equity	5,383,876	5,291,500

Liabilities and Stockholders’ Equity	$9,544,067	$9,768,958

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month Period Ended December 31,
	2014	2013
	(unaudited)	(unaudited)
OPERATING REVENUE
Rent revenue	$381,272	$373,748

OPERATING EXPENSES
Depreciation and amortization	42,311	32,937
Property taxes	64,422	67,863
Payroll and related costs	21,871	20,133
Insurance and utilities	8,771	7,635
Repairs and maintenance	16,124	23,720
Professional services	24,944	11,580
Bad debt	2,814	-
Penalties	4,518	-
Other	1,714	604

	187,489	164,472

Operating income	193,783	209,276

OTHER EXPENSE
Interest	44,887	47,399

Income before income taxes	148,896	161,877

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	60,017	61,931
Income tax deferred benefit	(3,497)	(481)
	56,520	61,450

Net income	92,376	100,427

RETAINED EARNINGS, BEGINNING OF PERIOD	4,433,973	4,104,155

RETAINED EARNINGS, END OF PERIOD	$4,526,349	$4,204,582

PER SHARE DATA
Net income per common share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month Period Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$92,376	$100,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,309	32,938
Deferred income tax	(3,497)	(481)
Changes in deferred and accrued amounts	(5,894)	9,648
Net cash provided by operating activities	125,294	142,532

FINANCING ACTIVITIES
Principal payments on notes payable	(160,994)	(142,150)

Net cash used in financing activities	(160,994)	(142,150)

Net (decrease) increase in cash	(35,700)	382

CASH, BEGINNING OF PERIOD	65,982	24,599

CASH, END OF PERIOD	$30,282	$24,981

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$43,389	$47,399

Cash paid for income taxes	$37,902	$-

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q, Article 8 of Regulation S-X and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-K for the year ended September 30, 2014 when reviewing these interim financial statements.

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

Evaluation of Long-Lived Assets for Impairment

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of investment properties may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when the expected future cash flows of the asset are less than its carrying amount.

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

Refer to the Company’s Form 10-K for the year ended September 30, 2014 for further information regarding its critical accounting policies.

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

Note 2 – Investment Properties

          Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
	(unaudited)

National Plaza building, land and improvements	$5,325,348	$5,325,348
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Commercial land and improvements	3,639,598	3,639,598
	11,347,619	11,347,619

Less accumulated depreciation	(2,400,299)	(2,360,803)
	8,947,320	8,986,816

Residential rental property	145,847	145,847
Less accumulated depreciation	(34,184)	(33,505)
	111,663	112,342

Investment properties for lease, net of accumulated depreciation	$9,058,983	$9,099,158

          Depreciation expense totaled approximately $40,000 for the three-month period ended December 31, 2014 and approximately $31,000 for the three-month period ended December 31, 2013.

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

Note 2 – Investment Properties, Continued

          The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,639,598 at December 31, 2014 and September 30, 2014.

          Refer to the Company’s Form 10-K for the year ended September 30, 2014 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable

          Notes payable consisted of the following at:

	December 31, 2014	September 30, 2014
	(unaudited)
In November of 2012, the Company converted the line of credit to a fixed rate loan due December 2017. The new term loan accrues interest at 5.5% annually with monthly installments of $3,287. The current balance relates to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008 and is collateralized by the residential property on Stanley Drive in Augusta, Georgia.	$254,046	$260,323

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $35,633, including principal and interest, through June 2015, and bears interest at a fixed rate of 7.875%.	208,972	310,423

A note payable to a regional financial institution collateralized with 17.54 acres of land in North Augusta, South Carolina. The note is payable in monthly installments of $7,563, including principal and interest, through July 2018, and bears interest at a fixed rate of 5%.	300,322	319,330

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,892,266	1,918,026

A construction loan to a regional financial institution collateralized with 17.54 acres of land in North Augusta, South Carolina. The loan was procured to finance tenant improvements for the lease of in-line space at National Plaza executed on January 17, 2014. In April, 2014 construction of the tenant improvements was completed and with total principal borrowed of $186,804. The loan converted to a note payable with monthly installments of $3,728 including principal and interest over a 60 month term with fixed interest of 4.25%. The related lease agreement calls for monthly payments of this amount to be paid to the Company in addition to monthly minimum rental payments.	173,006	181,504

A note payable to a stockholder, who is also a member of the Flanagin Family, to meet the cash flow needs of the Company. The note matures in July 2015 and accrues interest at 5%.	50,433	50,433

	2,879,045	3,040,039
Less current maturities	(506,402)	(604,498)

	$2,372,643	$2,435,541

Note 3 – Notes Payable, Continued

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary). Additionally, funding can be obtained from members of the Company’s Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $506,402. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Note 4 – Income Taxes

The Company has a total outstanding payable for income tax in the amount of $251,146 at December 31, 2014. Of this amount, $56,520 of which is related to the fiscal year 2015. At September 30, 2014 the Company had outstanding income tax payable of $229,031, all of which was related to the fiscal year 2014.

Note 5 – Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Approximately 99% of the Company’s revenues are earned from two of the Company’s investment properties, National Plaza and the Evans Ground Lease, which comprise approximately 56% and 44% of the Company’s revenues, respectively. The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza. The Company generates approximately 37% of its revenues though its lease with Publix.

Note 6 – Related Party Transactions

The Company hired an attorney who is also a member of the Company’s Board of Directors and who also serves as Vice President of the Company, to represent the Company in a legal matter regarding a tenant’s claim for reimbursement of certain expenses charged. It is the opinion of the Company’s management that the Company is not liable for this claim.

During the second quarter of fiscal 2014, the Company borrowed $50,015 from a stockholder, who is also a member of the Flanagin family, to meet cash flow needs. The amount matures in July 2015 and accrues interest at a rate of 5%. The note balance at December 31, 2014 is $50,433 which includes $418 of accrued interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the three months ended December 31, 2014, and a comparative analysis of the same period for 2013 are presented below:

			Increase (Decrease)
			2014 compared to 2013
	2014	2013	Amount	Percent

Rent revenue	$381,272	$373,748	$7,524	2%

Operating expenses	187,489	164,472	23,017	14%

Interest expense	44,887	47,399	(2,512)	-5%

Income tax expense	56,520	61,450	(4,930)	-8%

Net income	92,376	100,427	(8,051)	-8%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia. The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out-parcel of National Plaza.

Refer to the Company’s Form 10-K for the year ended September 30, 2014 for further information regarding the properties owned and their lease terms.

Total operating expenses for the three months ended December 31, 2014 increased compared to the same period for 2013 due primarily to increased depreciation expense, professional fees and income tax penalties. Depreciation expense increased due to capital expenses incurred in relation to a tenant buildout in 2014. Professional fees increased due to increased legal fees compared to the prior year related to an ongoing dispute over a tenant’s claim for reimbursement of certain expenses charged. This dispute is unresolved as of December 31, 2014. It is the opinion of the Company’s management that the Company does not owe any reimbursement. Tax penalties incurred in 2014 that were not incurred in 2013 relate to the Companies outstanding income tax balance at December 31, 2014. Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the three month period ended December 31, 2014 decreased compared to 2013 due to the decrease in debt resulting from scheduled principal payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease slightly as outstanding debt is amortized.

Income tax expense for the three month period ended December 31, 2014 decreased slightly compared to the same period for 2013 due mainly to higher operating expenses as noted above. Management expects income tax expense for the remainder of the current fiscal year to be comparable to the current operating period.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2014 was 39%. The ratio was 45% at September 30, 2014.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary). Additionally, funding can be obtained from members of the Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $506,402. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing, sell certain of its fully owned and un-collateralized assets or borrow money from certain stockholders.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three-month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

As of September 30, 2014, the Company’s management evaluated the effectiveness of its internal control. Based on the evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2014 and identified a material weakness related to the lack of segregation of duties, accounting personnel with the requisite knowledge of GAAP and the lack of written policies and procedures over financial reporting.

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

Item 6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 is formatted in Extensible Business Reporting Language (XBRL): (i) The Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the condensed Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION
(Registrant)

By:	/s/ T. Greenlee Flanagin	February 11, 2015

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer

- 11 -