Form 10-Q
period 2015-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2015-05-11
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                    ☐Yes      ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 11, 2015
Common Stock, $0.10 Par Value	5,243,107 shares

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$464,311	$65,982
Receivables from tenants, net of allowance of $46,392 and $43,578 at March 31, 2015 and September 30, 2014, respectively	443,594	527,579

Total current assets	907,905	593,561

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,367,959	5,459,560
Land and improvements held for investment or development	3,639,598	3,639,598

	9,007,557	9,099,158

OTHER ASSETS	83,919	76,239

	$9,999,381	$9,768,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	289,908	$452,669
Income taxes payable	125,637	229,031
Current maturities of notes payable	219,933	554,065
Current maturities of deferred revenue	6,163	18,489
Current note payable to stockholder	-	50,433

Total current liabilities	641,641	1,304,687

LONG-TERM LIABILITIES
Notes payable, less current portion	3,146,194	2,435,541
Deferred income taxes	730,239	737,230

Total long-term liabilities	3,876,433	3,172,771

Total liabilities	4,518,074	4,477,458

STOCKHOLDERS’ EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized; 5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	4,623,780	4,433,973

Total Stockholders’ Equity	5,481,307	5,291,500

Liabilities and Stockholders’ Equity	$9,999,381	$9,768,958

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUE
Rent revenue	$383,653	$360,252	$764,925	$734,000

OPERATING EXPENSES
Depreciation and amortization	42,309	32,938	84,620	65,875
Property taxes	69,228	64,107	133,650	131,970
Payroll and related costs	20,222	19,930	42,093	40,063
Insurance and utilities	8,677	10,500	17,448	18,135
Repairs and maintenance	7,377	9,550	23,501	33,270
Professional services	18,000	28,576	42,944	40,156
Bad debt	-	-	2,814	-
Penalties	7,026	-	11,544	-
Other	728	1,969	2,442	2,573

	173,567	167,570	361,056	332,042

Operating income	210,086	192,682	403,869	401,958

OTHER EXPENSE
Interest	46,426	47,970	91,313	95,369

Income before income taxes	163,660	144,712	312,556	306,589

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	69,723	53,897	129,740	115,828
Income tax deferred expense (benefit)	(3,494)	1,035	(6,991)	554
	66,229	54,932	122,749	116,382

Net income	97,431	89,780	189,807	190,207

RETAINED EARNINGS, BEGINNING OF PERIOD	4,526,349	4,204,582	4,433,973	4,104,155

RETAINED EARNINGS, END OF PERIOD	$4,623,780	$4,294,362	$4,623,780	$4,294,362

PER SHARE DATA
Net income per common share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Six Month
	Period Ended March 31,		Period Ended March 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$97,431	$89,780	$189,807	$190,207
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	42,309	32,938	84,620	65,875
Deferred income tax	(3,494)	1,035	(6,991)	554
Changes in deferred and accrued amount:	(188,600)	(30,032)	(194,496)	(20,383)

Net cash (used in) provided by operating activities	(52,354)	93,721	72,940	236,253

INVESTING ACTIVITIES
Sale of investment properties and other assets for improvements to property held for lease	11,250	-	11,250	-
Additions to investment properties and other assets for improvements to property held for lease	(11,949)	(4,000)	(11,949)	(4,000)

Net cash used in investing activities	(699)	(4,000)	(699)	(4,000)

FINANCING ACTIVITIES
Repayments to stockholder	(50,433)	-	(50,433)	-
Proceeds from stockholder	-	50,015	-	50,015
Proceeds from note payable	1,500,000	4,007	1,500,000	4,007
Principal payments on notes payable	(962,485)	(144,710)	(1,123,479)	(286,860)

Net cash provided by (used in) financing activities	487,082	(90,688)	326,088	(232,838)

Net increase (decrease) in cash	434,029	(967)	398,329	(585)

CASH, BEGINNING OF PERIOD	30,282	24,981	65,982	24,599

CASH, END OF PERIOD	$464,311	$24,014	$464,311	$24,014

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$46,815	$52,733	$90,204	$100,132

Cash paid for income taxes	$188,241	$86,835	$226,143	$86,835

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

Note 1 – Basis of Presentation, Continued

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

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at March 31, 2015 and September 30, 2014:

	March 31,	September 30,
	2015	2014
	(unaudited)

National Plaza building, land and improvements	$5,325,348	$5,325,348
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Commercial land and improvements	3,639,598	3,639,598
	11,347,619	11,347,619

Less accumulated depreciation	(2,439,796)	(2,360,803)
	8,907,823	8,986,816

Residential rental property	134,597	145,847
Less accumulated depreciation	(34,863)	(33,505)
	99,734	112,342

Investment properties for lease, net of accumulated depreciation	$9,007,557	$9,099,158

Depreciation expense totaled approximately $40,000 and $31,000 for the three-month periods ended March 31, 2015 and 2014, respectively and approximately $80,000 and $62,000 for the six-month periods ended March 31, 2015 and 2014, respectively.

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

Note 2 – Investment Properties, Continued

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,639,598 at March 31, 2015 and September 30, 2014.

Refer to the Company’s Form 10-K for the year ended September 30, 2014 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable

Notes payable consisted of the following at:

	March 31,	September 30,
	2015	2014
	(unaudited)

In November of 2012, the Company converted the line of credit to a fixed rate loan due December 2017. The new term loan accrued interest at 5.5% annually with monthly installments of $3,287. The balance related to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008 and was collateralized by the residential property on Stanley Drive in Augusta, Georgia. The note was paid off in March 2015.	$-	$260,323

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note was payable in monthly installments of $35,633, including principal and interest, through June 2015, and bore interest at a fixed rate of 7.875%. The note was paid off in March 2015.	-	310,423

A note payable to a regional financial institution collateralized with 17.54 acres of land in North Augusta, South Carolina. The note was payable in monthly installments of $7,563, including principal and interest, through July 2018, and bore interest at a fixed rate of 5%. The note was paid off in March 2015.	-	319,330

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,866,127	1,918,026

A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $15,220, including principal and interest, through April 2025, and bears interest at a fixed rate of 4%. The proceeds were used to pay the Company’s outstanding income tax liability, four notes payable collateralized by the Company’s land held for lease and investment portfolio and one uncollateralized note payable to a shareholder. The proceeds were also used to fund improvements at National Plaza.	1,500,000	-

A construction loan to a regional financial institution collateralized with 17.54 acres of land in North Augusta, South Carolina. The loan was procured to finance tenant improvements for the lease of in-line space at National Plaza executed on January 17, 2014. In April, 2014 construction of the tenant improvements was completed and with total principal borrowed of $186,804. The loan converted to a note payable with monthly installments of $3,728 including principal and interest over a 60 month term with fixed interest of 4.25%. The related lease agreement calls for monthly payments of this amount to be paid to the Company in addition to monthly minimum rental payments. The note was paid off in March 2015.	-	181,504

A note payable to a stockholder, who is also a member of the Flanagin Family, to meet the cash flow needs of the Company. The note matured in July 2015 and accrued interest at 5%. The note was paid off in March 2015.	-	50,433

	3,366,127	3,040,039
Less current maturities	(219,933)	(604,498)

	$3,146,194	$2,435,541

Note 3 – Notes Payable, Continued

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary). Additionally, funding can be obtained from members of the Company’s Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $219,933. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

If the Company is unsuccessful in their efforts described above, the Company intends to seek additional financing or sell certain of its assets.

Note 4 – Income Taxes

At September 30, 2014 the Company had outstanding income taxes payable of $229,031, all of which was related to the fiscal year 2014. In March 2015 the Company executed a note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents and used a portion of the related proceeds to pay the outstanding tax liability for the fiscal year 2014 in full.

Note 5 – Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Approximately 99% of the Company’s revenues are earned from two of the Company’s investment properties, National Plaza and the Evans Ground Lease, which comprise approximately 56% and 43% of the Company’s revenues, respectively. The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza. The Company generates approximately 42% of its revenues though its lease with Publix.

Note 6 – Related Party Transactions

The Company hired an attorney who is also a member of the Company’s Board of Directors and who also serves as Vice President of the Company, to represent the Company in a legal matter regarding a tenant’s claim for reimbursement of certain expenses charged. It is the opinion of the Company’s management that the Company is not liable for this claim.

During the second quarter of fiscal 2014, the Company borrowed $50,015 from a stockholder, who is also a member of the Flanagin family, to meet cash flow needs. This note was paid in full in March 2015.

Note 7- Subsequent Events

In April 2015 the Company sold 0.159 acres as permanent easement and 0.038 acres as fee simple right of way, previously included in National Plaza, to the City of Augusta, Georgia, for a road realignment project. Also in April 2015, the Company entered into a contract to replace the roof at National Plaza.

In February 2015 the Company has entered into a contract to sell approximately one (1) acre of land, currently included as part of National Plaza, adjacent to Stanley Drive and a residential house on .43 acres of land held for lease on Stanley Drive. The closing for this sale is expected to be June 15, 2015. The Company is searching for property to purchase as part of a tax-free like kind exchange as part of the June 2015 closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the six months ended March 31, 2015, and a comparative analysis of the same period for 2014 are presented below:

			Increase (Decrease)
			2015 compared to 2014
	2015	2014	Amount	Percent

Rent revenue	$764,925	$734,000	$30,925	4%

Operating expenses	361,056	332,042	29,014	9%

Interest expense	91,313	95,369	(4,056)	-4%

Income tax expense	122,749	116,382	6,367	5%

Net income	189,807	190,207	(400)	0%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia. The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out-parcel of National Plaza. Rental income for the six months period ended March 31, 2015 increased compared to the same period for 2014 due to increased occupancy in the small shops at National Plaza.

Refer to the Company’s Form 10-K for the year ended September 30, 2014 for further information regarding the properties owned and their lease terms.

Total operating expenses for the six months ended March 31, 2015 increased compared to the same period for 2014 due primarily to increased depreciation expense and income tax penalties. Depreciation expense increased due to capital expenses incurred in relation to a tenant build-out in 2014. Tax penalties incurred in 2015 that were not incurred in 2014 relate to the Company’s outstanding income tax balance at September 30, 2014. Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the six month period ended March 31, 2015 decreased compared to 2014 due to the decrease in debt resulting from scheduled principal payments and debt restructuring. Management expects interest expense for the remainder of the current fiscal year to continue to increase given the increase in outstanding debt.

Income tax expense for the six month period ended March 31, 2015 increased slightly compared to the same period for 2014 due mainly to higher rental income and decreased interest expense as noted above. Management expects income tax expense for the remainder of the current fiscal year to be comparable to the current operating period.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at March 31, 2015 was 142%. The ratio was 45% at September 30, 2014.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary). Additionally, funding can be obtained from members of the Board of Directors.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $219,933. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the six-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

Item 6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 is formatted in Extensible Business Reporting Language (XBRL): (i) The Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the condensed Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 11, 2015

	T. Greenlee Flanagin	Date
President Chief Executive Officer and Chief Financial Officer

- 12 -