Form 10-Q
period 2015-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2015-08-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes   ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 11, 2015
Common Stock, $0.10 Par Value	5,243,107 shares

 Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$777,253	$65,982
Receivables from tenants, net of allowance of $46,392 and $43,578
at June 30, 2015 and September 30, 2014, respectively	359,424	527,579
Total current assets	1,136,677	593,561
RESTRICTED CASH HELD BY QUALIFIED INTERMEDIARY	1,791,839	-
INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	5,208,797	5,459,560
Land and improvements held for investment or development	3,639,598	3,639,598
	8,848,395	9,099,158
OTHER ASSETS	81,636	76,239
	$11,858,547	$9,768,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$189,450	$452,669
Income taxes payable	49,902	229,031
Current maturities of notes payable	236,281	554,065
Current maturities of deferred revenue		18,489
Current note payable to stockholder	-	50,433
Total current liabilities	475,633	1,304,687
LONG-TERM LIABILITIES
Notes payable, less current portion	3,086,192	2,435,541
Deferred income taxes	1,490,712	737,230
Total long-term liabilities	4,576,904	3,172,771
Total liabilities	5,052,537	4,477,458
STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	5,948,483	4,433,973
Total Stockholders' Equity	6,806,010	5,291,500
Liabilities and Stockholders' Equity	$11,858,547	$9,768,958

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUE
Rent Revenue	$383,518	$375,529	$1,148,443	$1,109,529
OPERATING EXPENSES
Depreciation and amortization	41,780	42,636	126,400	108,511
Property taxes	66,158	67,549	199,808	199,519
Payroll and related costs	19,368	18,777	61,461	58,840
Insurance and utilities	18,679	19,762	36,127	37,897
Repairs and maintenance	49,754	13,851	73,255	47,121
Professional services	11,763	66,658	54,707	106,814
Bad debt	-	16,466	2,814	16,466
Penalties	7	-	11,551	-
Other	1,738	1,011	4,180	3,584
	209,247	246,710	570,303	578,752
Operating income	174,271	128,819	578,140	530,777
OTHER INCOME (EXPENSE)
Gain on Sale	1,862,235	-	1,862,235	-
Interest	(40,296)	(47,250)	(131,609)	(142,619)
Other Income	138,868	-	138,868	-
	1,960,807	(47,250)	1,869,494	(142,619)
Income before income taxes	2,135,078	81,569	2,447,634	388,158
INCOME TAXES PROVISION (BENEFIT)
Income tax expense	49,902	50,113	179,642	165,941
Income tax deferred expense (benefit)	760,473	(15,118)	753,482	(14,564)
	810,375	34,995	933,124	151,377
Net income	1,324,703	46,574	1,514,510	236,781
RETAINED EARNINGS, BEGINNING OF PERIOD	4,623,780	4,294,362	4,433,973	4,104,155
RETAINED EARNINGS, END OF PERIOD	$5,948,483	$4,340,936	$5,948,483	$4,340,936
PER SHARE DATA

Net income per common share	$0.25	$0.01	$0.29	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month		For the Nine Month
	Period Ended June 30,		Period Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$1,324,703	$46,574	$1,514,510	$236,781
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	41,780	42,636	126,400	108,511
Gain on sale	(1,862,235)	-	(1,862,235)	-
Deferred income tax	760,473	(15,118)	753,482	(14,564)
Changes in deferred and accrued amounts:	(96,116)	86,577	(290,612)	66,194
Net cash provided by operating activities	168,605	160,669	241,545	396,922
INVESTING ACTIVITIES
Proceeds from sale of investment properties	1,981,900	-	1,993,150	-
Addition to restricted cash held by qualified intermediary	(1,791,839)	-	(1,791,839)	-
Additions to investment properties	-	(196,591)	(11,949)	(200,591)
Net cash provided by (used in) investing activities	190,061	(196,591)	189,362	(200,591)
FINANCING ACTIVITIES
Repayments to stockholder	-	-	(50,433)	-
Proceeds from stockholder	-	-	-	50,015
Proceeds from notes payable	-	182,797	1,500,000	186,804
Principal payments on notes payable	(45,724)	(146,688)	(1,169,203)	(433,548)
Net cash provided by (used in) financing activities	(45,724)	36,109	280,364	(196,729)
Net increase (decrease) in cash	312,942	187	711,271	(398)
CASH, BEGINNING OF PERIOD	464,311	24,014	65,982	24,599
CASH, END OF PERIOD	$777,253	$24,201	$777,253	$24,201
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$47,752	$39,823	$137,956	$139,955

Cash paid for income taxes	$125,737	$6,381	$351,880	$93,216

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition

Note 1 – Basis of Presentation, Continued

for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at June 30, 2015 and September 30, 2014:

	June 30,	September 30,
	2015	2014
	(unaudited)
National Plaza building, land and improvements	$5,305,419	$5,325,348
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Commercial land and improvements	3,639,598	3,639,598
	11,327,690	11,347,619
Less accumulated depreciation	(2,479,295)	(2,360,803)
	8,848,395	8,986,816
Residential rental property	-	145,847
Less accumulated depreciation	-	(33,505)
	-	112,342
Investment properties for lease, net of accumulated
depreciation	$8,848,395	$9,099,158

Depreciation expense totaled approximately $39,000 and $42,000 for the three-month periods ended June 30, 2015 and 2014, respectively and approximately $120,000 and $105,000 for the nine-month periods ended June 30, 2015 and 2014, respectively.

The National Plaza is a retail strip center located on Washington Road in Augusta Georgia. Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant. In April 2015, the Company sold .038 acres of fee simple right-of-way, .191 acres of temporary easement for construction and .158 acres of permanent easement for construction. The sales proceeds from these transactions were $186,900. In June of 2015 the Company sold an outparcel approximating 1 acre in size on Stanley Drive and a rental house on Stanley Drive for $1,795,000. Together, the Company recognized a gain of approximately $1,862,000 on these sales. The Company is planning to reinvest the proceeds through a like kind exchange for other similar real estate held for development or lease and defer the related tax liability. The Company’s management has identified property suitable for investment and has made an offer on one. A qualified intermediary holds the proceeds from the sale approximating $1,792,000.

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

Note 2 – Investment Properties, Continued

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,639,598 at June 30, 2015 and September 30, 2014.

Refer to the Company’s Form 10-K for the year ended September 30, 2014 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable
Notes payable consisted of the following at:
	June 30, 2015	September 30, 2014
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

	1,839,603	1,918,026

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

	1,482,870	-

Note 3 – Notes Payable, Continued

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

	-	50,433
	3,322,473	3,040,039
Less current maturities	(236,281)	(604,498)
	$3,086,192	$2,435,541

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $236,281. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Note 4 – Income Taxes

At September 30, 2014 the Company had outstanding income taxes payable of $229,031, all of which was related to the fiscal year 2014. In March 2015 the Company executed a note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents and used a portion of the related proceeds to pay the outstanding tax liability for the fiscal year 2014 in full. As of June 30, 2015 the Company’s outstanding income taxes payable is $49,902, all of which relates to 2015.

Note 5 – Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Substantially all of the Company’s revenues are earned from two of the Company’s investment properties, National Plaza and the Evans Ground Lease, which comprise approximately 56% and 44% of the Company’s revenues, respectively. The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza. The Company generates approximately 42% of its revenues though its lease with Publix.

Note 6 – Related Party Transactions

The Company hired an attorney who is also a member of the Company’s Board of Directors and who also serves as Vice President of the Company, to represent the Company in a legal matter regarding a tenant’s claim for reimbursement of certain expenses charged. The matter was settled in June 2015.

During the second quarter of fiscal 2014, the Company borrowed $50,015 from a stockholder, who is also a member of the Flanagin family, to meet cash flow needs. This note was paid in full in March 2015.

Note 7- Legal Matter

In June 2015, the Company settled a legal matter regarding a tenant’s claim for reimbursement of certain expenses charged. The Company incurred approximately $11,000 in expenses during the quarter and recognized other income of approximately $139,000 after adjusting the $150,000 previously accrued for the matter.

Note 8- Property Transaction

On June 24, 2015 the Company sold approximately 1 acre of land, previously included as part of National Plaza, adjacent to Stanley Drive and a residential house on .43 acres of land held for lease on Stanley Drive. The gain was recognized in the quarter ended June 30, 2015. However, the Company has identified property and made an offer on one qualified property to purchase as part of a tax-free like kind exchange related to the June 2015 sale. The Company has 180 days from the June closing to purchase a qualified property and meet the requirements of the IRS regarding tax-free like kind exchanges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the nine months ended June 30, 2015, and a comparative analysis of the same period for 2014 are presented below:

			Increase (Decrease)
			2015 compared to 2014
	2015	2014	Amount	Percent
Rent revenue	$ 1,148,443	$ 1,109,529	$38,914	4%
Gain on Sale	1,862,235	-	1,862,235	N/A
Operating expenses	570,303	578,752	(8,449)	-1%
Interest expense	131,609	142,619	(11,010)	-8%
Income tax expense	933,124	151,377	781,747	516%
Other Income	138,868	-	138,868	N/A
Net income	1,514,510	236,781	1,277,729	540%

Rent revenue consists primarily of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia. The Company also earned rent revenue from a ground lease with an auto-repair service operation on an out-parcel of National Plaza. Rental income for the nine months period ended June 30, 2015 increased compared to the same period for 2014 due to increased occupancy in the small shops at National Plaza.

Refer to the Company’s Form 10-K for the year ended September 30, 2014 for further information regarding the properties owned and their lease terms.

In June of 2015 the Company recognized a gain on the sale of approximately 1 acre of land, previously included as part of National Plaza, adjacent to Stanley Drive and a residential house on .43 acres of land held for lease on Stanley Drive. The Company has identified property to purchase and made an offer on one property as part of a tax-free like kind exchange related to the June 2015 sale.

Total operating expenses for the nine months ended June 30, 2015 are consistent with the same period for 2014. Management expects operating expenses for the remainder of the current fiscal year to be comparable to the current operating period.

Interest expense for the nine month period ended June 30, 2015 decreased compared to 2014 due to the decrease in debt resulting from scheduled principal payments and debt restructuring. Management expects interest expense for the remainder of the current fiscal year to continue to increase given the increase in outstanding debt in March 2015.

Income tax expense for the nine month period ended June 30, 2015 increased compared to the same period for 2014 due to deferred tax expense related to the sale of the outparcel and rental house on Stanley drive noted above. Management expects income tax expense for the remainder of the current fiscal year to decrease significantly as no similar sales are anticipated for the remainder of the fiscal year.

During 2011, the Company was notified by a tenant of a claim for reimbursement of certain expenses the Company charged in association with a tenant lease. It was the opinion of the Company's management that the Company was not liable for the claim. Beginning in 2011 the Company accrued approximately $150,000 for professional fees and other expenses to defend its position against the claim. The matter was settled in June 2015 and resulting costs totaled approximately $11,000. The remaining accrual of approximately $138,000 was written off and recognized as other income.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at June 30, 2015 was 238%. The ratio was 45% at September 30, 2014.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $236,281. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the nine-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

-  10 -

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During 2011, the Company was notified by a tenant of a claim for reimbursement of certain expenses charged by the Company. It was the opinion of the Company's management that the Company was not liable for this claim. The Company accrued approximately $150,000 for professional fees and other expenses to defend its position through September 30, 2014. The matter was settled in June 2015 and resulting costs during the quarter totaled approximately $11,000.

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
101

The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the condensed Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 11, 2015
	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer