Form 10-K
period 2015-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2015-12-21
CIK 88572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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

The registrant’s total revenues for the fiscal year ended September 30, 2015 were $ 1,491,102.

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

The Company’s primary development and income producing activities are:

1.	Retail strip center on 14.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”). Approximately 56,000 square feet is being leased to Publix Supermarkets, Inc. (“Publix”) who operates a retail food supermarket. The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants. At September 30, 2015, approximately 9,100 square feet of this remaining space was leased.

2.	An outparcel of National Plaza that is 0.89 acres and is leased commercially under a 20-year ground-lease to an auto-repair service operation.

3.	Long-term ground lease ("Evans Ground Lease") on approximately 17 acres in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive to Lowe's, a national home improvement retailer.

4.	Commercial building on Wrightsboro Road in Augusta, Georgia. Approximately 25,000 square feet is currently leased to a retailer with an anticipated rental period commencing on October 1, 2015. The building includes an additional 27,000 square feet of warehouse space that is for lease as of September 30, 2015.

The Company owns certain other properties that are more fully described in Item 2, “Properties.”

In January of 2007 construction of the Evans Ground Lease was completed and the Company began collecting full monthly rent. The Evans Ground Lease represents approximately 34% of the Company’s net leased assets at September 30, 2015. Rent revenue, including monthly rent, recognition of previously deferred revenue and property taxes from the Evans Ground Lease represented 45% of the Company’s total gross rent revenue for both of the years ended September 30, 2015 and 2014. The Company also expects the long-term ground lease in Evans, Georgia to provide a substantial portion of the Company’s revenue from leasing in future years.

Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995. The National Plaza represents approximately 39% of the Company’s net leased assets at September 30, 2015. Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the lease with Publix Supermarkets, Inc. represented 40% and 39% of the Company’s total gross rent revenue for the years ended September 30, 2015 and 2014, respectively. Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing. See Item 2, “Properties” for additional information related to these properties and the lease agreements.

In September of 2015 the Company purchased a Commercial building on 3.5 acres of land located on Wrightsboro Road in Augusta, Georgia. The building is currently partially leased to a local retailer. The Wrightsboro Road property represents approximately 27% of the Company’s net leased assets at September 30, 2015. No rents related to this lease were due or have been collected as of September 30, 2015 as the tenant’s rent commencement on October 1, 2015. The Company expects the Wrightsboro Road retail lease in Augusta, Georgia to provide a substantial portion of the Company’s revenue from leasing in future years.

The Company owns additional undeveloped land parcels in and around the Augusta, Georgia and North Augusta, South Carolina area that are being held for investment purposes. Management of the Company believes that the market value of the property owned is greater than its carrying value. The Company presently has four employees, all of whom are officers and/or stockholders of the Company.

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

The Company currently owns the following properties in fee simple interest:

1.	Retail strip center on approximately 14.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”).

2.	An outparcel of the National Plaza of 0.89 acres that is frontage property to Washington Road in Augusta, Georgia.

3.	Approximately 17 acres of developed land in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive.

4.	84.4 undeveloped acres in south Richmond County, Georgia.

5.	A 0.85 acre lot on Lumpkin Road in Augusta, Georgia.

6.	Approximately 1.1 acres of undeveloped land held for investment purposes on Washington Road in Augusta, Georgia.

7.	Approximately 19.38 acres of undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.

8.	Commercial Building on approximately 3.5 acres on Wrightsboro Road in Augusta, Georgia.

Description of real estate and operating data:

The Company holds approximately 12.54 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road. The land was purchased in five transactions. Initially, the Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest held by two individuals, one of which is a principal stockholder and member of the Board of Directors. In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest. One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company. The aggregate purchase price of the land was $522,846. A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described. The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals. The purchase price of the land was $371,970. In a fourth transaction, the Company purchased an additional 1.03 acres for $342,122 on Old Evans Road in Evans, Georgia that adjoins the above described properties. And in the fifth and final transaction in 2004, the Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels from a member of the Board of Directors. The cost of the parcel acquired in 2004, was $467,874. The Company's net book value of the investment properties acquired in these five transactions of $1,679,612, including the cost of improvements thereon, is approximately 14% of the Company’s total assets at September 30, 2015. The Company has a Federal tax basis in the investment property of $1,044,109. The Company signed a long-term ground lease for the development of a Lowe’s home improvement store on this property as well as the 4.61 acres, discussed below, during 2006. The Company began earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia during the 3rd Quarter of 2006. The Company received $20,833 in monthly rent until the January 2007 expiration of the development period. Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16. The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years. The lease provides for the tenant to pay for insurance and property taxes. A note payable to an insurance company is collateralized with the property and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896 including interest, through May 1, 2027, and bears interest of a fixed rate of 5.85%. The balance of the loan was $1,812,690 at September 30, 2015. Property taxes paid on this property and the 4.61 acres described above in 2015 totaled $125,200.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia. The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of $511,726 and with approximately $250,000 of proceeds from a note payable. The office building was demolished during 2006. The Company's net book value in this property is $703,061 at September 30, 2015. For tax purposes, the Company recognized a loss of $236,859 on the demolition of the building in 2006. The Company's Federal tax basis in the property is approximately $173,198 at September 30, 2015. There is no outstanding debt on this property at September 30, 2015. Prior to the demolition, the property, excluding land cost, was being depreciated for financial reporting purposes using the straight-line method over 39 years. The property adjoins the 12.77 acres of land in Evans, Georgia. In July 2009, the Company sold an easement consisting of approximately .52 acres of the total Evans Ground Lease tract for $300,000. The Company recognized a gain of approximately $195,000. The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement. The Company’s management does not feel that the easement sale had any adverse impact on the existing lease or the Company’s ability to lease the land going forward. In July 2013, the Company sold approximately .24 acres of the total Evans Ground Lease tract for $156,000. The Company recognized a gain of approximately $108,000. The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement.

The Company's net book value of National Plaza, $2,786,627 at September 30, 2015, amounts to approximately 24% of the Company’s total assets at September 30, 2015.

Construction of the National Plaza was completed in May 1995. National Plaza has 69,000 square feet of available lease space. National Plaza was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose. The Company has leased 56,000 square feet to Publix, which, as National Plaza’s anchor tenant, operates a retail food supermarket. The Company, as lessor, has a twenty-year lease agreement with Publix. The lease became effective May 15, 1995. The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this Publix store’s annual gross sales in excess of approximately $37 million. For the Company’s years ended September 30, 2015 and 2014, the supermarket had not achieved this sales level. The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix. For 2015, the amount billed was $57,500. The original lease term expired in June of 2015 and the tenant exercised an option for an additional 5 years. At the lessee’s option the lease may be extended in five-year increments for an additional 15 years on substantially the same lease terms. As part of the lease agreement, Publix contributed approximately $493,000 to the construction of National Plaza. The Company capitalized this contribution and recognized the related revenue over the original twenty-year life of the lease.

The Company financed National Plaza with a $4,300,000 loan, with interest that is fixed at 7.875%. Annual principal and interest payments total $427,596. This note was paid in full in March 2015. As of September 30, 2015, the Company has no outstanding debt on this property, however, it is being used as collateral for some of the Company’s financing as described in the Notes to Consolidated Financial Statements, Note 3- Notes Payable. The property is located on Washington Road in Augusta, Georgia. Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company’s tenants. The Company’s operation of National Plaza is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants. The Company competes with other retail strip centers in the area to maintain stable occupancy. Management of the Company believes that the location and visibility of National Plaza provides for favorable conditions for maintaining occupancy. At September 30, 2015, the Company had leased 70% of the 13,000 square feet not leased to Publix. These individual leases have terms ranging from month-to-month to five years, with monthly lease payments including contributions for common area maintenance (“CAM”), real estate taxes and insurance ranging from $1,408 to $6,761. Following is selected statistical information regarding National Plaza at September 30, 2015:

Occupancy rate – 94%	(Publix is the only tenant to occupy 10% or more of the leasable square feet.)

Effective rental rates –
	Square Feet	Rental Per
	Leased	Square Foot

Publix Supermarkets, Inc.	56,000	$8.25
Other tenants	9,100	16.96

The principal business of the other tenants occupying space as of September 30, 2015 includes a restaurant, a stock brokerage office, a nail salon, a ticket broker, a hearing-aid retailer and the county tag office.

A schedule of lease expirations at National Plaza for each of the next five years, beginning with the Company’s year-end September 30, 2016 is presented below (does not include potential extensions, except for those signed subsequent to year-end, or ground leases on outparcels).

		Total area in		Percentage of
	Number of	square feet	Annual rental	gross annual
Year ending	tenants whose	covered by	represented by	rental represented
September 30,	leases will expire	expiring leases	expiring leases	by expiring leases

2016	-	-	-	-
2017	-	-	-	-
2018	1	1,300	$16,800	1.1%
2019	2	3,900	$46,800	3.1%
2020	3	58,600	$497,400	33.4%

The percentage of gross annual rents represented by expiring leases as presented above was calculated as if each lease was in effect for the full twelve-month fiscal period.

The Company's Federal tax basis in National Plaza at September 30, 2015, excluding land and before accumulated depreciation is $4,526,074. Federal tax basis accumulated depreciation is $2,657,546. Property taxes on National Plaza totaled $90,100 in 2015. In June of 2015 the Company sold approximately 1 acre of vacant land previously included as part of National Plaza adjoining Stanley Drive. The proceeds were utilized as part of a like-kind-exchange to purchase the commercial building on Wrightsboro Road described below.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia. The property was purchased for $145,847. The property was sold in June of 2015 and the proceeds were utilized as part of a like-kind-exchange to purchase the commercial building on Wrightsboro Road described below.

During 2007, the Company purchased approximately 14.57 acres of undeveloped land for $2,339,678 held for future development on Edgefield Road near I-20 in North Augusta, South Carolina. At September 30, 2015 there is no outstanding debt on the property. During 2008, the Company purchased an additional 1 acre of undeveloped land for $160,000 for future development adjoining the 14.57 acres. At September 30, 2015 there is no outstanding debt on this additional 1 acre. During 2008, the Company purchased an additional 1 acre of undeveloped land for $350,000 held for future development adjoining the 14.57 acres. During 2008, the Company purchased an additional 2.81 acres of undeveloped land for $421,500 held for future development adjoining the 14.57 acres. In total, the undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina is 19.38 acres. As of September 30, 2015, the Company has no outstanding debt on this property.

In September of 2015 the Company purchased a commercial building consisting of approximately 25,000 square feet of retail space and 27,000 square feet of warehouse space on approximately 3.5 acres of land located on Wrightsboro road. The retail space is currently leased to a local retailer and rent commenced on October 1, 2015. The warehouse space was available for lease as of September 30, 2015. The property was purchased using proceeds from a like-kind exchange from sales in June of 2015 of approximately 1 acre of undeveloped land previously included as part of National Plaza adjoining Stanley drive and a residential house located on Stanley Drive.

No other property owned by the Company at September 30, 2015, had a book value amounting to 10% or more of the total assets of the Company.

All of the properties owned by the Company are owned in fee simple interest.

In the opinion of management of the Company, all of the properties owned by the Company are adequately covered by insurance.

Item 3. Legal Proceedings.

In 2011 the Company was notified by a tenant of a claim for reimbursement of certain expenses charged. This claim has been resolved and the tenant has paid the disputed balance due in full as of September 30, 2015 and there is no further liability anticipated.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s securities. The approximate number of holders of the Company’s common stock is 750.

No dividends have been declared or paid during the two years ended September 30, 2015 and 2014. The Company has no restrictions that currently, or that may reasonably be expected to, limit materially the amount of dividends paid.

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

Estimates of Income Tax Rates Applicable to Deferred Taxes

Company management has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets. Company management has estimated deferred income tax liabilities of $1,413,187 at September 30, 2015. Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Results of Operations:
			Increase (Decrease)
			2015 compared to
			2014
	2015	2014	Amount	Percent

Rent revenue	$1,491,102	$1,481,648	$9,454	1%
Operating expenses	933,057	745,709	187,348	25%
Interest expense	170,716	199,847	(29,131)	-15%
Gain on sale of land	1,862,235	-	1,862,235	-
Other income	162,009	-	162,009	-
Net income	1,492,139	329,818	1,162,321	352%

Rent revenues from leasing activities is provided by the following properties:

	2015	2014	2013

National Plaza	$761,245	$742,211	$703,725
Outparcel at National Plaza	62,400	62,400	61,713
Evans Ground Lease	663,957	671,037	658,557
Other	3,500	6,000	6,000

	$1,491,102	$1,481,648	$1,429,995

Years Ended September 30, 2015 and 2014

National Plaza consists of approximately 69,000 square feet. Approximately 56,000 square feet is leased to Publix as the investment property’s anchor tenant. See Item 2, “Properties” for additional information regarding the lease agreement with Publix. The remaining 13,000 square feet is available for lease to additional tenants. This additional space was approximately 70% and 60% leased as of September 30, 2015 and 2014, respectively. Attempts are being made to lease vacant space. Also see Item 2, “Properties” for effective rental rates and lease expirations related to this property. Rent revenue from Publix and National Plaza increased slightly as compared with the prior years due to leasing an additional 2,600 square foot county tag office and a 1,300 square foot ticket broker office opening in 2014. This was offset by a 2,600 square foot restaurant and a 1,300 square foot beauty supply retailer vacating in 2014. In addition a 1,300 square foot was leased with a hearing-aid retailer opened in 2015. In May 2006 the Company entered into a long-term ground lease with Lowes, a national home improvement retailer, with a portion of total monthly rent due during the construction period, which was completed in January 2007. See Item 2, “Properties” for additional information regarding the Evans Ground Lease. Management expects both of the above two lease arrangements to continue to provide a substantial portion of the Company’s revenues. In addition Management expects rental revenues to increase for 2016 due to the addition of the retail lease related to the Wrightsboro Road property purchased in September 2015.

Operating expenses increased by $187,348, (25%) from 2014. Operating costs of the Company consists mainly of the costs of managing National Plaza and property taxes related to the Company’s land holding portfolio. This increase was due primarily to repairs to the roof at National Plaza. Company management expects operating expenses for 2016 to decrease relative to 2015 as the Company anticipates repairs in 2016 will be less significant than incurred to 2015.

Interest expense decreased by $29,131 (15%) from 2014. The Company’s interest costs relate to outstanding debt on the Company’s land holdings as discussed above in Item 2, “Properties”. Continued amortization of outstanding debt balances resulted in decreased interest expense in 2015. Company management expects interest expense for 2016 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

In June of 2015 the Company sold approximately 1 acre of undeveloped land previously included as part of National Plaza adjoining Stanley drive and a residential house located on Stanley Drive resulting in a gain on sale of $1,862,235.

Other income consist primarily of the reversal of an accrual related to a tenant’s claim brought about in 2011 for reimbursement of certain expenses charged. The Company accrued $150,000 related to this claim and the tenant’s related unsettled balance. The claim was resolved in 2015 and the related tenant paid the disputed balance in full and there is no further liability anticipated. The income was recognized as other income.

Liquidity and Sources of Capital:

The percentage of current assets to current liabilities was 160% at September 30, 2015, and was 45% at September 30, 2014. Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments in fiscal year 2016 totaling $239,168. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

As of September 30, 2015 the Company’s cash flow from operations is approximately $160,216 while current maturities of debt are approximately $239,168. If the Company experiences cash flow shortages and is unable to generate adequate cash flows from operations to fund current debt maturities and other obligations, the Company’s management intends to seek additional financing from other sources but there can be no assurance that this will occur. In the past, the Company has been successful in seeking additional financing. These sources of capital include selling certain of its fully owned and un-collateralized assets or borrowing money from certain stockholders.

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

Item 8. Financial Statements

The following consolidated financial statements of Security Land & Development Corporation are included herein:

Report of Independent Registered Public Accounting Firm (audit of financial statements as of and for the years ended September 30, 2015 and 2014)

Consolidated Balance Sheets as of September 30, 2015 and 2014

Consolidated Statements of Income and Retained Earnings
for the years ended September 30, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended
September 30, 2015 and 2014

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Security Land and Development Corporation
Augusta, Georgia

     We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation (“the Company”) as of September 30, 2015 and 2014, and the related consolidated statements of income and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Security Land and Development Corporation as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Augusta, Georgia
December 18, 2015

10

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
	For the Years
	Ended September 30,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$412,847	$65,982
Receivables from tenants, net of allowance of $52,255 and $43,578
at September 30, 2015 and September 30, 2014, respectively	386,469	527,579
Prepaid property taxes	23,251	-
Income taxes receivable	14,263	-

Total current assets	836,830	593,561

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	7,075,175	5,459,560
Land and improvements held for investment or development	3,752,863	3,639,598

	10,828,038	9,099,158

OTHER ASSETS, net	79,353	76,239

	$11,744,221	$9,768,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$282,769	$452,669
Income taxes payable	-	229,031
Current maturities of notes payable	239,168	554,065
Current maturities of deferred revenue	-	18,489
Current note payable to stockholder	-	50,433

Total current liabilities	521,937	1,304,687

LONG-TERM LIABILITIES
Notes payable, less current portion	3,025,458	2,435,541
Deferred income taxes	1,413,187	737,230

Total long-term liabilities	4,438,645	3,172,771

Total liabilities	4,960,582	4,477,458

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	5,926,112	4,433,973

Total Stockholders' Equity	6,783,639	5,291,500

Liabilities and Stockholders' Equity	$11,744,221	$9,768,958

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years
	Ended September 30,
	2015	2014
OPERATING REVENUES
Rent revenues	$1,491,102	$1,481,648

OPERATING EXPENSES
Depreciation and amortization	168,179	148,628
Property taxes	243,665	267,494
Payroll and related costs	84,128	78,534
Insurance and utilities	51,999	56,090
Repairs and maintenance	259,257	41,624
Professional services	93,207	125,482
Bad debt	8,677	23,640
Penalties	11,551	-
Other	12,394	4,217

	933,057	745,709

Operating income	558,045	735,939

OTHER INCOME (EXPENSE)
Gain on sale of land	1,862,235	-
Interest expense	(170,716)	(199,847)
Other income	162,009	-

	1,853,528	(199,847)

Income before income taxes	2,411,573	536,092

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	243,477	233,689
Income tax deferred expense (benefit)	675,957	(27,415)
	919,434	206,274

Net income	1,492,139	329,818

RETAINED EARNINGS, BEGINNING OF YEAR	4,433,973	4,104,155

RETAINED EARNINGS, END OF YEAR	$5,926,112	$4,433,973

PER SHARE DATA
Net income per common share	$0.28	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended September 30,
	2015	2014

OPERATING ACTIVITIES
Net income	$1,492,139	$329,818
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on sale of land	(1,862,235)	-
Bad debts	8,677	23,640
Depreciation and amortization	168,179	148,628
Changes in deferred and accrued amounts:
Receivables from tenants	132,433	(53,895)
Prepaid property taxes	(23,251)	15,003
Income taxes receivable	(14,263)	-
Accounts payable and accrued expenses	(169,900)	126,949
Income taxes payable	(229,031)	45,795
Deferred income tax	675,957	(27,415)
Deferred revenue	(18,489)	(22,582)

Net cash provided by operating activities	160,216	585,941

INVESTING ACTIVITIES
Proceeds from the sale of land	1,993,150	-
Additions to investment properties and improvements
to property held for development	(113,265)	-
Additions to investment properties and other assets for
improvements to property held for lease	(1,917,823)	(192,792)

Net cash used in investing activities	(37,938)	(192,792)

FINANCING ACTIVITIES
Repayments to stockholder	(50,433)	-
Proceeds from stockholder	-	50,433
Proceeds from notes payable	1,500,000	186,804
Principal payments on notes payable	(1,224,980)	(589,003)

Net cash provided by (used in) financing activities	224,587	(351,766)

Net increase in cash	346,865	41,383

CASH, BEGINNING OF YEAR	65,982	24,599

CASH, END OF YEAR	$412,847	$65,982

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$170,606	$203,109

Cash paid for income taxes	$486,771	$187,894

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

During 2015 and 2014, substantially all operating revenues and operating expenses were related to real estate leasing. A substantial portion of rent revenues were earned from two investment properties, a commercial retail center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia (“National Plaza”) and the Evans Ground Lease on Washington Road in Evans, Georgia (“Evans Ground Lease”). National Plaza provided approximately 55% of gross rent revenue in 2015 and 54% in 2014. Approximately 81% of National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200. National Plaza comprises approximately 39% of the asset Investment Properties for Lease, net of Accumulated Depreciation. The Evans Ground Lease provided approximately 45% and 45% of gross rental revenue in 2015 and 2014, respectively. This property, leased to a national home improvement retailer, earned rents totaling approximately $539,000 in both 2015 and 2014, respectively. The Evans Ground Lease comprises approximately 34% of investment properties held for lease, net, by the Company at September 30, 2015.

In June of 2015 the Company sold approximately 1 acre of undeveloped land previously included as part of National Plaza adjoining Stanley drive and a residential house located on Stanley Drive resulting in a gain on sale of $1,862,235.

In September of 2015 the Company purchased a commercial building on 3.5 acres of land located on Wrightsboro Road in Augusta, Georgia. The building is partially leased to a local retailer with a rental period beginning October 1, 2015. The Wrightsboro Road property represents approximately 27% of the Company’s net leased assets at September 30, 2015. No rents related to this lease were due or have been collected as of September 30, 2015.

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

Revenue recognition

Rent revenue is recognized on a straight-line basis over the term of the related lease agreements. The Company is reimbursed by tenants for property taxes and other maintenance fees. These reimbursements billed totaled $264,156 and $271,964, which is included in rent revenue, for the years ended September 30, 2015 and 2014, respectively.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount. The Company measures the impairment loss as the amount by which the asset's carrying amount exceeds the fair value of the asset. At September 30, 2015 and 2014, the Company believes that none of its long-lived assets are impaired.

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements. Receivables are carried at original invoice amount. Management estimates an allowance for doubtful accounts by regularly evaluating individual tenant receivables and considering the collectability of balances due based on each tenant’s financial condition, credit history, and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recognized in income when received. The Company has an allowance for uncollectible accounts of $52,255 and $43,578 at September 30, 2015 and 2014, respectively.

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method. Lease commissions, net of accumulated amortization, of $27,401 and $32,459 at September 30, 2015 and 2014, respectively, are included in Other Assets in the accompanying consolidated balance sheets.

Loan Fees

Loan fees are capitalized and amortized over the term of the loan using the straight-line method. Loan fees, net of accumulated amortization, were $51,952 and $43,780 at September 30, 2015 and 2014, respectively. Loan fees are included in Other Assets in the accompanying consolidated balance sheets.

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

(Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Income taxes, continued

The Company has adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements. Management is not aware of any uncertain tax positions as of September 30, 2015 and 2014. The Company believes it is no longer subject to income tax examination for the fiscal years prior to 2012.

Statements of equity

There were no changes in equity other than net income for the years ended September 30, 2015 and 2014.

Net income per common share

Net income per common share is calculated on the basis of the weighted average number of shares outstanding. The Company has no stock option plans, or other instruments resulting in earnings per share dilution. For 2015 and 2014 the weighted average number of shares outstanding was 5,243,107. Therefore, only basic net income per common share is presented.

Recently issued accounting standards

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers in future periods. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance will be effective for the Company for the annual period ending September 30, 2017, and for annual periods and interim periods thereafter. The Company does not expect this guidance to have a material effect on its financial statements.

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect this guidance to have a material effect on its financial statements.

(Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards, continued

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting guidance that has been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the State of Georgia, and in North Augusta, South Carolina. In 2015 and 2014, approximately 42% and 99%, respectively, of the Company’s revenues were rental related revenue, and approximately 53% and 0%, respectively, of the Company’s revenues were related to the sale of investment property. In 2015 and 2014, approximately 55% and 54%, respectively, of the Company’s rental revenues were earned from National Plaza. Approximately 81% of National Plaza is leased to one tenant, a regional food supermarket. Approximately 45% and 45% of the Company’s rental revenues in 2015 and 2014, respectively, were earned from the Evans Ground Lease, which is 100% leased to a major national home improvement retailer.

The majority of the Company’s receivables from tenants at September 30, 2015 and 2014 were receivable from two tenants, the regional food supermarket that leases property at National Plaza, and the major national home improvement retailer under the Evans Ground Lease.

The Company places its cash with high quality financial institutions. At times the Company’s cash balances may be in excess of Federal Deposit Insurance Corporation limits.

Subsequent events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

In November of 2015 the board of directors resolved to pay a $60,000 bonus to the President and CEO in relation to negotiating the sale of the approximately 1 acre of vacant land previously included as part of National Plaza, the residential house for lease located on Stanley Drive and the purchase of the commercial building on Wrightsboro Road. The bonus will be expensed in the quarter ended December 31, 2015.

(Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Subsequent events, continued

Management has reviewed events occurring through the date the financial statements were issued and no other subsequent events occurred that require accrual or disclosure.

NOTE 2 - INVESTMENT PROPERTIES

Investment properties leased or held for lease

Investment properties leased or held for lease to others under operating leases consist of the following at September 30:

	2015	2014

National Plaza building, land and improvements	$5,305,419	$5,325,348
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road Building land and improvements	1,905,875	-
Commercial land and improvements	3,752,863	3,639,598
	13,346,830	11,347,619

Less accumulated depreciation	(2,518,792)	(2,360,803)
	10,828,038	8,986,816

Residential rental property	-	145,847
Less accumulated depreciation	-	(33,505)
	-	112,342

Investment properties for lease, net of depreciation	$10,828,038	$9,099,158

Depreciation expense totaled $159,345 and $142,439 in 2015 and 2014, respectively.

Approximately 81% of National Plaza is leased to a regional food supermarket. The lease requires minimum annual rental payments of $463,200. The original term expired in 2015 and the tenant exercised a 5 year option. This lease is renewable for a total of an additional 15 years at substantially similar lease terms. The lease provides for the supermarket to pay for interior maintenance and utilities and property taxes on a proportional basis.

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2015 and 2014, the supermarket did not achieve this gross sales level.

In construction of National Plaza, the supermarket contributed approximately $493,000 to the cost of the construction. The Company recorded the $493,000 as deferred revenue and recognized $24,652 as revenue annually using the straight-line method over the original twenty-year life of the lease with the supermarket.

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

(Continued)

NOTE 2 - INVESTMENT PROPERTIES, Continued

Investment properties leased or held for lease

     In June of 2015 the Company sold approximately 1 acre of undeveloped land previously included as part of National Plaza adjoining Stanley drive and a residential house located on Stanley Drive resulting in a gain on sale of $1,862,235. In September of 2015 the Company purchased a commercial building consisting of approximately 25,000 square feet of retail space and 27,000 square feet of warehouse space on approximately 3.5 acres of land located on Wrightsboro road. The retail space is currently leased to a local retailer and rent commenced on October 1, 2015. The related lease term is 10 years with annual rental payments of $142,000, increasing to $153,000 at year 6. The warehouse space was available for lease as of September 30, 2015.

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2016	$1,318,040
2017	1,338,802
2018	1,342,486
2019	1,297,230
2020	1,077,841
Thereafter	4,513,278
$10,887,677

Land and improvements held for investment or development

     The Company also holds for investment or future development approximately 19.38 acres of undeveloped commercial land in North Augusta, South Carolina, purchased in several parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company’s National Plaza investment property. The aggregate cost of these investment properties held for investment or development was $3,752,863 and $3,639,598 at September 30, 2015 and 2014, respectively.

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following at September 30:

	2015	2014

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

	$-	$181,504

(Continued)

NOTE 3 – NOTES PAYABLE, Continued

In November of 2012, the Company converted the line of credit to a fixed rate loan due December 2017. The new term loan accrued interest at 5.5% annually with monthly installments of $3,287. The balance related to the purchase of the 1 acre adjoining the North Augusta, South Carolina property in May 2008 and was collateralized by the residential property on Stanley Drive in Augusta, Georgia which was sold in 2015. The note was paid off in March 2015.	-	260,323

A note payable to an insurance company, secured with a mortgage interest in National Plaza and an assignment of rents. The note was payable in monthly installments of $35,633, including principal and interest, through June 2015, and bore interest at a fixed rate of 7.875%. The note was paid off in March 2015.	-	310,423

A note payable to a regional financial institution collateralized with 17.54 acres of land in North Augusta, South Carolina. The note was payable in monthly installments of $7,563, including principal and interest, through July 2018, and bore interest at a fixed rate of 5%. The note was paid off in March 2015.	-	319,330

A note payable to a stockholder, who is also a member of the Flanagin Family, to meet the cash flow needs of the Company. The note matured in July 2015 and accrued interest at 5%. The note was paid off in March 2015.	-	50,433

A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $15,220, including principal and interest, through April 2025, and bears interest at a fixed rate of 4%. The proceeds were used to pay the Company’s outstanding income tax liability, four notes payable collateralized by the Company’s land held for lease and investment portfolio and one uncollateralized note payable to a shareholder. The proceeds were also used to fund renovations at National Plaza.	1,451,936	-

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,812,690	1,918,026

	3,264,626	3,040,039
Less current maturities	(239,168)	(604,498)

	$3,025,458	$2,435,541

		(Continued)

NOTE 3 – NOTES PAYABLE, Continued

Aggregate maturities of notes payable are as follows at September 30, 2015:

2016	$239,168
2017	251,085
2018	263,618
2019	276,801
2020	290,667
Thereafter	1,943,287

$3,264,626

All interest incurred for 2015 and 2014 was expensed by the Company.

NOTE 4 – INCOME TAXES

     Deferred income taxes are the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes. The tax effects of temporary differences that give rise to the deferred tax liability are as follows as of September 30:

	2015	2014
Deferred income tax liabilities:
Basis in Investment Properties	$1,413,187	$737,230

     Taxable gains deferred by the Company in prior years and in the current year through qualified tax-free like-kind exchanges totaled approximately $2,835,235. These deferred gains for tax reporting comprise a substantial portion of the Company's deferred income tax liabilities as of September 30, 2015 and 2014, net of the effects of depreciation.

The provision for income taxes is as follows:

	For the years ended
	September 30,
	2015	2014
Current expense	$243,477	$233,689
Deferred expense (benefit)	675,957	(27,415)

	$919,434	$206,274

     The provision for income taxes for the years ended September 30, 2015 and 2014 differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

	2015	2014
Net income before tax	$2,411,573	$536,092
Expected federal tax expense at 34%	819,935	182,271
State tax expense, net of federal benefit	95,498	21,229
Other	4,001	2,774
Tax expense	$919,434	$206,274

     The Company has a total outstanding income tax payable in the amount of $0 and $229,031, respectively, at September 30, 2015 and 2014.

NOTE 5 – RELATED PARTY TRANSACTIONS

     The Company purchases insurance from an insurance company of which a member of the Company’s Board of Directors is President Emeritus. The Company’s Board of Directors believes that the insurance prices obtained from such company were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

     The Company hired an attorney who is a member of the Company’s Board of Directors. This attorney was hired to represent the Company in defending a claim brought by a tenant in relation to some disputed lease related charges. This issue was resolved in 2015. Receivables including rents, reimbursements for property taxes and other maintenance fees from the tenant was $137,255 at September 30, 2014. Total fees paid to the attorney during the year were $8,807 and $19,502, respectively, for the years ended September 30, 2015 and 2014. In addition in 2015 this same attorney was paid an additional $25,000 related to other Company matters not associated with litigation.

     In the second quarter of fiscal year 2014, the Company borrowed $50,000 from a stockholder, who is also a member of the Flanagin family, to meet short term cash flow needs. Interest on this balance accrues at 5% and the outstanding principal and interest was paid in full in March of 2015.

     In the first quarter of fiscal year 2015, the Company borrowed $15,000 from a member of the Company’s board of Directors to meet short term cash flow needs. This amount was paid in full in December 2014.

     During the 2015 year, the Company paid $4,250 to a stockholder who is also the son of the President for accounting services. The Company believes the amount paid is not in excess of prices that would have been paid had the Company obtained these services from other sources.

     In November of 2015 the board of directors resolved to pay a $60,000 bonus to the President and CEO in relation to negotiating the sale of the approximately 1 acre of vacant land previously included as part of National Plaza, the residential house for lease located on Stanley drive and the purchase of the commercial building on Wrightsboro Road. The bonus will be expensed in the quarter ended December 31, 2015.

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

     Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d--15(e)) as of September 30, 2015, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were ineffective as of September 30, 2015 as explained by the material weakness described in internal control over financial reporting.

     There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(Continued)

NOTE 5 – RELATED PARTY TRANSACTIONS, Continued

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

     The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2015. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2015 as explained by the material weakness described in internal control over financial reporting:

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

NAME, AGE AND
POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr. 67-Chairman of Board of Directors since 1983; Member of Board since 1983; brother of President.	Pharmacist, former owner of Hill Drug Company and past manager of Revco Drug Store, Inc.

T. Greenlee Flanagin 66 - President and CEO since 1983; member of Board since 1983; brother of Chairman of Board.	Real estate

M. David Alalof 73 - member of Board since 1977.	President Emeritus of A.C.H.S. Insurance, an insurance company; Past Chairman of the State Personnel Board of Georgia

John C. Bell, Jr. 67– Vice President; Member of Board since 1983.	Attorney at Law

Gregory B. Scurlock 67 – Secretary/Treasurer; member of Board since 1983.	Former Vice President, First Bank of Georgia, Augusta, GA Former Senior Vice President, Wachovia Bank, Augusta, GA

Robert M. Flanagin 58 - Member of Board since 1987. brother of President and Chairman.	Real estate agent

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2015 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

Gregory B. Scurlock and M. David Alalof serve on the Company’s audit committee, both also serve on the Board of Directors and are experienced in financial matters. The audit committee members are independent of management of the Company.

Item 11. Executive Compensation.

The table below shows the compensation (including bonuses) of the Chief Executive Officer for the three most recent fiscal years.

NAME	COMPENSATION	DATE

T. Greenlee Flanagin	$13,705	September 30, 2015
T. Greenlee Flanagin	$10,800	September 30, 2014
T. Greenlee Flanagin	$10,800	September 30, 2013

No bonuses were awarded during fiscal year 2015. In November 2015, the Board resolved to pay the President and CEO a bonus of $60,000.

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2015 and none are proposed to be paid to any officer or director of Security Land and Development Corporation.

The Company does not have a stock option plan and no stock or options were awarded to executives as compensation in the past 3 years.

Each Director of the Company receives compensation of $100 per Director’s meeting for services performed as a Director.

The audit committee members both receive compensation of $250 per month.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2015 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

	NUMBER OF SHARES OF
NAME OF	COMMON STOCK	PERCENT OF
BENEFICIAL OWNER	BENEFICIALLY OWNED	CLASS

T.GreenleeFlanagin(1)	250,784	4.8
RobertFlanagin(1)	523,147	10.0
W. Stewart Flanagin, Jr. (1)	497,114	9.5
AnnFlanaginSmith(1)	411,604	7.9
John C. Bell, Jr.	372,565	7.1
T. Greenlee Flanagin, Jr. (1)	292,959	5.6
R.ClaytonFlanagin(1)	292,959	5.6

(1) Combined with the following, these individuals form the “Flanagin Family Group”:

Harriette Flanagin	66,836	1.3

The Flanagin Family Group owns 2,335,403 common shares, which is approximately 44.5% of the Company's 5,243,107 shares of common stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2015, by Directors and executive officers:

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

The Flanagin Family Group and all Directors and Officers as a group beneficially own 2,814,828 common shares which is approximately 53.7% of the Company's 5,243,107 shares of common stock outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company purchased insurance from an insurance company of which a member of the Board of Directors is President Emeritus and CEO. The Board of Directors believes that the insurance prices were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

The Company hired an attorney who is a member of the Company’s Board of Directors to represent the Company in defending a claim brought by a tenant in relation to some disputed lease related charges. Total fees paid during the year were $8,807. In addition in 2015 this same attorney was paid an additional $25,000 related to other Company matters not associated with litigation.

In the first quarter of fiscal year 2015, the Company borrowed and repaid $15,000 from a member of the Company’s board of Directors to meet short term cash flow needs.

During the year, the Company paid $4,250 to a stockholder who is also the son of the President for accounting services. The Company believes the amount paid is not in excess of prices that would have been paid had the Company obtained these services from other sources.

Item 14. Principal Accounting Fees and Services.

The accounting fees billed to the Company by Elliott Davis Decosimo, LLC related to the Company’s fiscal years ended September 30, 2015 and 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2015	2014
(i)	Audit Fees	$53,750	$44,500
(ii)	Audit Related Fees	-	-
(iii)	Tax Fees	$5,500	$3,500
(iv)	All Other Fees	-	-

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)	Exhibits required by Item 601 of Regulation S-B.

EXHIBIT

NUMBER	DESCRIPTION

11	Computation of Earnings Per Share
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer
32.1	Section 906 Certification of T. Greenlee Flanagin
101	The following financial information from Security Land and Development Corporation’s Annual Report on Form 10-K for the year ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) The Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

[See General Instruction D]

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION
(Registrant)

/s/ T. Greenlee Flanagin T. GREENLEE FLANAGIN President Chief Executive Officer and Chief Financial Officer	December 18, 2015 (Date)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Stewart Flanagin, Jr. W. STEWART FLANAGIN, JR. Chairman of Board	December 18, 2015 (Date)

/s/ M. David Alalof M. DAVID ALALOF Director	December 18, 2015 (Date)

/s/ Gregory B. Scurlock GREGORY B. SCURLOCK Director and Secretary-Treasurer	December 18, 2015 (Date)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.