Form 10-Q
period 2015-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2016-02-09
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 5, 2016
Common Stock, $0.10 Par Value	5,243,107 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$569,671	$412,847
Receivables from tenants, net of allowance of $52,255
at both December 31, 2015 and September 30, 2015	254,277	386,469
Prepaid property taxes	-	23,251
Income taxes receivable	-	14,263

Total current assets	823,948	836,830

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	7,028,552	7,075,175
Land and improvements held for investment or development	3,760,568	3,752,863

	10,789,120	10,828,038

OTHER ASSETS	76,921	79,353

	$11,689,989	$11,744,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$175,184	$282,769
Income taxes payable	43,068	-
Current maturities of notes payable	242,091	239,168

Total current liabilities	460,343	521,937

LONG-TERM LIABILITIES
Notes payable, less current portion	2,963,981	3,025,458
Deferred income taxes	1,429,690	1,413,187

Total long-term liabilities	4,393,671	4,438,645

Total liabilities	4,854,014	4,960,582

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	5,978,448	5,926,112

Total Stockholders’ Equity	6,835,975	6,783,639

Liabilities and Stockholders’ Equity	$11,689,989	$11,744,221

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Month
	Period Ended December 31,
	2015	2014
	(unaudited)	(unaudited)
OPERATING REVENUES
Rent revenues	$410,360	$381,272

OPERATING EXPENSES
Depreciation and amortization	49,056	42,311
Property taxes	64,479	64,422
Payroll and related costs	84,631	21,871
Insurance and utilities	10,967	8,771
Repairs and maintenance	7,630	16,124
Professional services	30,128	24,944
Bad debt	-	2,814
Penalties	-	4,518
Other	3,902	1,714

	250,793	187,489

Operating income	159,567	193,783

OTHER INCOME (EXPENSE)
Interest expense	(40,528)	(44,887)
Other income	7,616	-

	(32,912)	(44,887)

Income before income taxes	126,655	148,896

INCOME TAX PROVISION (BENEFIT)
Income tax expense	57,816	60,017
Income tax deferred expense (benefit)	16,503	(3,497)
	74,319	56,520

Net income	52,336	92,376

RETAINED EARNINGS, BEGINNING OF PERIOD	5,926,112	4,433,973

RETAINED EARNINGS, END OF PERIOD	$5,978,448	$4,526,349

PER SHARE DATA
Net income per common share	$0.01	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month
	Period Ended December 31,
	2015	2014
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$52,336	$92,376
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	49,056	42,311
Deferred income taxes	16,503	(3,497)
Changes in deferred and accrued amounts:	105,188	(5,896)

Net cash provided by operating activities	223,083	125,294

INVESTING ACTIVITIES
Additions to investment properties and improvements
to property held for development	(7,705)	-

Net cash used in investing activities	(7,705)	-

FINANCING ACTIVITIES
Principal payments on notes payable	(58,554)	(160,994)

Net cash used in financing activities	(58,554)	(160,994)

Net increase (decrease) in cash	156,824	(35,700)

CASH, BEGINNING OF PERIOD	412,847	65,982

CASH, END OF PERIOD	$569,671	$30,282

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$40,793	$43,389

Cash paid for income taxes	$485	$37,902

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

 Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q, Article 8 of Regulation S-X and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-K for the year ended September 30, 2015 when reviewing these interim financial statements.

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

Refer to the Company’s Form 10-K for the year ended September 30, 2015 for further information regarding its critical accounting policies.

Note 1 – Basis of Presentation, Continued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2015 and September 30, 2015:

	December 31,	September 30,
	2015	2015
	(unaudited)

National Plaza building, land and improvements	$5,305,419	$5,305,419
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road Building land and improvements	1,905,875	1,905,875
Commercial land and improvements	3,760,568	3,752,863
	13,354,535	13,346,830

Less accumulated depreciation	(2,565,415)	(2,518,792)

Investment properties for lease, net of depreciation	$10,789,120	$10,828,038

Depreciation expense totaled approximately $48,000 and $40,000 for the three-month periods ended December 31, 2015 and 2014, respectively.

National Plaza is a retail strip center located on Washington Road in Augusta Georgia. Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on approximately 18 acres of land in Columbia County, Georgia. The agreement required monthly rental payments of $20,833 during the development period, which was completed in January 2007. Following the expiration of the development period, the lease required annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16. The lessee has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years. The lease provides for the tenant to pay for insurance and property taxes. The Company is recognizing rents on a straight-line basis over the lease term.

In September of 2015 the Company purchased a commercial building consisting of approximately 25,000 square feet of retail space and 27,000 square feet of warehouse space on approximately 3.5 acres of land located on Wrightsboro Road. The retail space is currently leased to a local retailer and rent commenced on October 1, 2015. The related lease term is 10 years with annual rental payments totaling $142,000, paid monthly, increasing to $153,000 at year 6. The warehouse space was available for lease as of September 30, 2015. The Company is recognizing rents on a straight-line basis over the lease term.

Note 2 – Investment Properties, continued

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,760,568 and $3,752,863 at December 31, 2015 and September 30, 2015, respectively.

Refer to the Company’s Form 10-K for the year ended September 30, 2015 for further information on operating lease agreements and land held for investment or development purposes.

Note  3 – Notes Payable

Notes payable consisted of the following at:

	December 31, 2015	September 30, 2015
	(unaudited)
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,785,381	1,812,690
A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $15,220, including principal and interest, through April 2025, and bears interest at a fixed rate of 4%. The proceeds were used to pay the Company’s outstanding income tax liability, four notes payable collateralized by the Company’s land held for lease and investment portfolio and one uncollateralized note payable to a shareholder. The proceeds were also used to fund improvements at National Plaza.	1,420,691	1,451,936
	3,206,072	3,264,626
Less current maturities	(242,091)	(239,168)
	$2,963,981	$3,025,458

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $242,091. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Note  4 – Income Taxes

At September 30, 2015 the Company had income taxes receivable of $14,263 related to the fiscal year 2015. As of December 31, 2015 the Company’s outstanding income taxes payable is $43,068, all of which relates to 2016.

Note  5 - Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Substantially all of the Company’s revenues are earned from three of the Company’s investment properties, National Plaza, the Evans Ground Lease, and Wrightsboro Road Lease, which comprise approximately 50%, 40% and 10% of the Company’s revenues, respectively. The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza. The Company generates approximately 35% of its revenues though its lease with Publix.

Note  6 - Related Party Transactions

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

Note  7 - Legal Matter

In June 2015, the Company settled a legal matter regarding a tenant’s claim for reimbursement of certain expenses charged to the tenant by the Company. Refer to the Company’s Form 10-K for the year ended September 30, 2015 for further information regarding this settlement.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the three months ended December 31, 2015, and a comparative analysis of the same period for 2014 are presented below:

			Increase (Decrease)
			2015 compared to 2014
	2015	2014	Amount	Percent

Rent revenues	$410,360	$381,272	$29,088	8%
Operating expenses	250,793	187,489	63,304	34%
Interest expense	40,528	44,887	(4,359)	-10%
Income tax expense	74,319	56,520	17,799	31%
Other income	7,616	-	7,616	N/A
Net income	52,336	92,376	(40,040)	-43%

Rent revenue consists of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia. The Company also earned rent revenue from a lease on the Wrightsboro Road property with an apparel and home goods retailer and a ground lease with an auto-repair service operation on an out-parcel of National Plaza. Rental income for the three months ended December 31, 2015 increased compared to the same period for 2014 due to the addition of the rent related to the Wrightsboro Road property lease.

Refer to the Company’s Form 10-K for the year ended September 30, 2015 for further information regarding the properties owned and their lease terms.

Total operating expenses for the three months ended December 31, 2015 increased compared to the same period for 2014 due to a bonus to the Company’s president in relation to the sale of an approximately 1 acre outparcel of National Plaza and the Stanley Drive house. The proceeds from this sale were used in a tax deferred like kind exchange for the Wrightsboro Road property that was purchased in September 2015. Refer to the Company’s Form 10-K for the year ended September 30, 2015 for further information regarding these transactions. Management expects operating expenses for the remainder of the current fiscal year to decrease relative to the current operating period as no other similar bonuses are anticipated in the current fiscal year.

Interest expense for the three months ended December 31, 2015 decreased compared to 2014 due to the decrease in debt resulting from scheduled principal payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease as outstanding debt continues to amortize.

Income tax expense for the three months ended December 31, 2015 increased compared to the same period for 2014 due to increased revenues for the current quarter as noted above.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2015 was 179%. The ratio was 160% at September 30, 2015.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $242,091. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

As of September 30, 2015, the Company’s management evaluated the effectiveness of its internal control. Based on the evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2015 and identified a material weakness related to the lack of segregation of duties, accounting personnel with the requisite knowledge of GAAP and the lack of written policies and procedures over financial reporting.

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

PART II - OTHER INFORMATION

Item  1. Legal Proceedings

During 2011, the Company was notified by a tenant of a claim for reimbursement of certain expenses charged by the Company. The Company accrued approximately $150,000 for professional fees and other expenses to defend its position. The matter was settled in 2015 and the $150,000 was recognized as income as a result of the settlement.

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

Item  6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the condensed Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	February 5, 2016

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer