Form 10-Q
period 2016-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2016-05-16
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                            ☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 12, 2016
Common Stock, $0.10 Par Value	5,243,107 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$607,058	$412,847
Receivables from tenants, net of allowance of $52,255
at both March 31, 2016 and September 30, 2015	311,650	386,469
Prepaid property taxes	-	23,251
Income taxes receivable	-	14,263

Total current assets	918,708	836,830

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,996,784	7,075,175
Land and improvements held for investment or development	3,785,618	3,752,863

	10,782,402	10,828,038

OTHER ASSETS	74,490	79,353

	$11,775,600	$11,744,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$172,254	$282,769
Income taxes payable	86,286	-
Current maturities of notes payable	245,051	239,168

Total current liabilities	503,591	521,937

LONG-TERM LIABILITIES
Notes payable, less current portion	2,901,753	3,025,458
Deferred income taxes	1,422,079	1,413,187

Total long-term liabilities	4,323,832	4,438,645

Total liabilities	4,827,423	4,960,582

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	6,090,650	5,926,112

Total Stockholders' Equity	6,948,177	6,783,639

Liabilities and Stockholders' Equity	$11,775,600	$11,744,221

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES
Rent Revenues	$419,998	$383,653	$830,358	$764,925

OPERATING EXPENSES
Depreciation and amortization	49,054	42,309	98,110	84,620
Property taxes	68,199	69,228	132,678	133,650
Payroll and related costs	29,295	20,222	113,926	42,093
Insurance and utilities	16,600	8,677	27,567	17,448
Repairs and maintenance	14,276	7,377	21,906	23,501
Professional services	18,750	18,000	48,878	42,944
Bad debt	-	-	-	2,814
Penalties	-	7,026	-	11,544
Other	1,879	728	5,781	2,442

	198,053	173,567	448,846	361,056

Operating income	221,945	210,086	381,512	403,869

OTHER INCOME (EXPENSE)
Interest expense	(39,810)	(46,426)	(80,338)	(91,313)
Other income	-	-	7,616	-

	(39,810)	(46,426)	(72,722)	(91,313)

Income before income taxes	182,135	163,660	308,790	312,556

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	77,544	69,723	135,360	129,740
Income tax deferred (benefit) expense	(7,611)	(3,494)	8,892	(6,991)
	69,933	66,229	144,252	122,749

Net income	112,202	97,431	164,538	189,807
RETAINED EARNINGS, BEGINNING
OF PERIOD	5,978,448	4,526,349	5,926,112	4,433,973

RETAINED EARNINGS, END OF PERIOD	$6,090,650	$4,623,780	$6,090,650	$4,623,780

PER SHARE DATA
Net income per common share	$0.02	$0.02	$0.03	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$112,202	$97,431	$164,538	$189,807
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	49,054	42,309	98,110	84,620
Deferred income tax	(7,611)	(3,494)	8,892	(6,991)
Changes in deferred and accrued amounts	(17,084)	(188,600)	88,104	(194,496)

Net cash provided by (used in) operating activities	136,561	(52,354)	359,644	72,940

INVESTING ACTIVITIES
Sale of investment properties and other assets for
improvements to property held for lease	-	11,250	-	11,250
Additions to investment properties and other assets for
improvements to property held for lease	(39,906)	(11,949)	(47,611)	(11,949)

Net cash used in investing activities	(39,906)	(699)	(47,611)	(699)

FINANCING ACTIVITIES
Repayments to stockholder	-	(50,433)	-	(50,433)
Proceeds from note payable	-	1,500,000	-	1,500,000
Principal payments on notes payable	(59,268)	(962,485)	(117,822)	(1,123,479)

Net cash (used in) provided by financing activities	(59,268)	487,082	(117,822)	326,088

Net increase in cash	37,387	434,029	194,211	398,329

CASH, BEGINNING OF PERIOD	569,671	30,282	412,847	65,982

CASH, END OF PERIOD	$607,058	$464,311	$607,058	$464,311

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$39,817	$46,815	$80,610	$90,204

Cash paid for income taxes	$34,326	$188,241	$34,811	$226,143

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

Recently Issued Accounting Standards

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

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes. Under the amended guidance, deferred tax liabilities and assets are required to be classified as noncurrent in a classified statement of financial position. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted as of the beginning of an interim or annual reporting period. The Company has not yet adopted the amended guidance.  The Company is currently evaluating the impact of adoption.

In February 2016, the FASB issued new guidance to change accounting for leases and that will generally require most leases to be recognized on the balance sheet. The new lease standard only contains targeted changes to accounting by lessors, however, lessees will be required to recognize most leases in their balance sheets as lease liabilities for lease payments and right-of-use assets representing the lessee’s rights to use the underlying assets for the lease terms for lease arrangement longer than 12 months. Under this approach, a lessee will account for most existing capita/finance leases as Type A leases and most existing operating leases as Type B leases. Type A and Type B leases have unique accounting and disclosure requirements. Existing sale-leaseback guidance, including guidance for real estate, will be replaced with a new model applicable to both lessees and lessors. The new guidance will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. Management is currently analyzing the impact of the adoption of this guidance on the company’s consolidated financial statements, including assessing changes that might be necessary to information technology system, processes and internal controls to capture new data and address changes in financial reporting.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at
March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
	(unaudited)

National Plaza building, land and improvements	$5,320,274	$5,305,419)
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road Building, land and improvements	1,905,875	1,905,875
Commercial land and improvements	3,785,619	3,752,863
	13,394,441	13,346,830

Less accumulated depreciation	(2,612,039)	(2,518,792)

Investment properties for lease, net of depreciation	$10,782,402	$10,828,038

Depreciation expense totaled approximately $45,000 and $40,000 for the three-month periods ended March 31, 2016 and 2015, respectively and approximately $93,000 and $80,000 for the six-month periods ended March 31, 2016 and 2015, respectively.

Note 2 – Investment Properties, Continued

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

In September of 2015 the Company purchased a commercial building consisting of approximately 25,000 square feet of retail space and 27,000 square feet of warehouse space on approximately 3.5 acres of land located on Wrightsboro Road. The retail space is currently leased to a local retailer and rent commenced on October 1, 2015. The related lease term is 10 years with annual rental payments totaling $142,000, paid monthly, increasing to $153,000 per year at year 6. The warehouse space was available for lease as of September 30, 2015. The Company is recognizing rents on a straight-line basis over the lease term.

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,785,618 and $3,752,863 at March 31, 2016 and September 30, 2015, respectively.

Refer to the Company’s Form 10-K for the year ended September 30, 2015 for further information on operating lease agreements and land held for investment or development purposes.

Note  3 – Notes Payable

Notes payable consisted of the following at:

	March 31, 2016	September 30, 2015
	(unaudited)

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,757,672	1,812,690
A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $15,220, including principal and interest, through April 2025, and bears interest at a fixed rate of 4%. The proceeds were used to pay the Company’s outstanding income tax liability, four notes payable collateralized by the Company’s land held for lease and investment portfolio and one uncollateralized note payable to a shareholder. The proceeds were also used to fund improvements at National Plaza.	1,389,132	1,451,936
	3,146,804	3,264,626
Less current maturities	(245,051)	(239,168)
	$ 2,901,753	$ 3,025,458

Note  3 – Notes Payable, Continued

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $245,051. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Note  4 – Income Taxes

At September 30, 2015 the Company had income taxes receivable of $14,263 related to the fiscal year 2015. As of March 31, 2016 the Company’s outstanding income taxes payable is $86,286, all of which relates to 2016.

Note  5 - Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Substantially all of the Company’s revenues are earned from three of the Company’s investment properties, National Plaza, the Evans Ground Lease, and Wrightsboro Road Lease, which comprise approximately 50%, 40% and 9% of the Company’s revenues, respectively. The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza. The Company generates approximately 35% of its revenues though its lease with Publix.

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

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the six months ended March 31, 2016, and a comparative analysis of the same period for 2015 are presented below:

			Increase (decrease)
			2016 compared to 2015
	2016	2015	Amount	Percent

	$830,358	$764,925	$65,433	9%
Operating expenses	448,846	361,056	87,790	24%
Interest expense	80,338	91,313	(10,975)	-12%
Income tax expense	144,252	122,749	21,503	18%
Other income	7,616	-	7,616	N/A
Net income	164,538	189,807	(25,269)	-13%

Rent revenue consists of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia. The Company also earned rent revenue from a lease on the Wrightsboro Road property with an apparel and home goods retailer and a ground lease with an auto-repair service operation on an out-parcel of National Plaza. Rental income for the six months ended March 31, 2016 increased compared to the same period for 2015 due to the addition of the rent related to the Wrightsboro Road property lease.

Refer to the Company’s Form 10-K for the year ended September 30, 2015 for further information regarding the properties owned and their lease terms.

Total operating expenses for the six months ended March 31, 2016 increased compared to the same period for 2015 due to a bonus to the Company’s president in relation to the sale of an approximately 1 acre outparcel of National Plaza and the Stanley Drive house. The proceeds from this sale were used in a tax deferred like kind exchange for the Wrightsboro Road property that was purchased in September 2015. The Company’s operating expenses also increased due to the property tax expense for Wrightsboro Road property purchased during 2015. Refer to the Company’s Form 10-K for the year ended September 30, 2015 for further information regarding these transactions. In addition, operating expense also increased due to depreciation cost related to the Wrightsboro Road property acquired in 2015.  Management expects operating expenses for the remainder of the current fiscal year to decrease slightly relative to the current operating period as no other similar bonuses are anticipated in the current fiscal year.

Interest expense for the six months ended March 31, 2016 decreased compared to 2015 due to the decrease in debt resulting from scheduled principal payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease as outstanding debt continues to amortize.

Income tax expense for the six months ended March 31, 2016 increased compared to the same period for 2015 due to increased revenues and resulting net income for the current quarter as noted above.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at March 31, 2016 was 182%. The ratio was 160% at September 30, 2015.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $245,051. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item  1. Legal Proceedings

During 2011, the Company was notified by a tenant of a claim for reimbursement of certain expenses charged by the Company. The Company accrued approximately $150,000 for professional fees and other expenses to defend its position. The matter was settled in the year ended September 30, 2015 and the $150,000 was recognized as income as a result of the settlement.

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

Item  6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the condensed Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 12, 2016

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer