Form 10-Q
period 2016-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2016-08-12
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes      ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 10, 2016
Common Stock, $0.10 Par Value	5,243,107 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 540,897	$ 412,847
Receivables from tenants, net of allowance of $53,809
at June 30, 2016 and $52,255 at September 30, 2015	360,388	386,469
Prepaid property taxes	-	23,251
Income taxes receivable	42,124	14,263

Total current assets	943,409	836,830

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,952,129	7,075,175
Land and improvements held for investment or development	3,804,728	3,752,863

	10,756,857	10,828,038

OTHER ASSETS	72,058	79,353

	$ 11,772,324	$ 11,744,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 236,172	$ 282,769
Current maturities of notes payable	248,049	239,168

Total current liabilities	484,221	521,937

LONG-TERM LIABILITIES
Notes payable, less current portion	2,838,761	3,025,458
Deferred income taxes	1,414,442	1,413,187

Total long-term liabilities	4,253,203	4,438,645

Total liabilities	4,737,424	4,960,582

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	6,177,373	5,926,112

Total Stockholders' Equity	7,034,900	6,783,639

Liabilities and Stockholders' Equity	$ 11,772,324	$ 11,744,221

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES
Rent revenues	$ 421,639	$ 383,518	$ 1,251,997	$ 1,148,443

OPERATING EXPENSES
Depreciation and amortization	49,072	41,780	147,182	126,400
Property taxes	68,198	66,158	200,876	199,808
Payroll and related costs	24,049	19,368	137,975	61,461
Insurance and utilities	30,300	18,679	57,867	36,127
Repairs and maintenance	60,214	49,754	82,120	73,255
Professional services	11,250	11,763	60,128	54,707
Bad debt	1,553	-	1,553	2,814
Penalties	-	7	-	11,551
Other	2,913	1,738	8,694	4,180

	247,549	209,247	696,395	570,303

Operating income	174,090	174,271	555,602	578,140

OTHER INCOME (EXPENSE)
Gain on sale of land	-	1,862,235	-	1,862,235
Interest expense	(38,414)	(40,296)	(118,752)	(131,609)
Other income	-	138,868	7,616	138,868

	(38,414)	1,960,807	(111,136)	1,869,494

Income before income taxes	135,676	2,135,078	444,466	2,447,634

INCOME TAXES PROVISION
Income tax expense	56,590	49,902	191,950	179,642
Income tax deferred (benefit) expense	(7,637)	760,473	1,255	753,482
	48,953	810,375	193,205	933,124

Net income	86,723	1,324,703	251,261	1,514,510
RETAINED EARNINGS, BEGINNING
OF PERIOD	6,090,650	4,623,780	5,926,112	4,433,973

RETAINED EARNINGS, END OF PERIOD	$ 6,177,373	$ 5,948,483	$ 6,177,373	$ 5,948,483

PER SHARE DATA
Net income per common share	$ 0.02	$ 0.25	$ 0.05	$ 0.29

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$ 86,723	$ 1,324,703	$ 251,261	$ 1,514,510
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	49,072	41,780	147,182	126,400
Gain on sale of land	-	(1,862,235)	-	(1,862,235)
Deferred income taxes	(7,637)	760,473	1,255	753,482
Changes in deferred and accrued amounts	(113,230)	(96,116)	(25,126)	(290,612)

Net cash provided by operating activities	14,928	168,605	374,572	241,545

INVESTING ACTIVITIES
Sale of investment properties and other assets for
improvements to property held for lease	-	1,981,900	-	1,993,150
Additions to restricted cash held by a qualified intermediary	-	(1,791,839)	-	(1,791,839)
Additions to investment properties and other assets for
improvements to property held for lease	(21,095)	-	(68,706)	(11,949)

Net cash (used in) provided by investing activities	(21,095)	190,061	(68,706)	189,362

FINANCING ACTIVITIES
Repayments to stockholder	-	-	-	(50,433)
Proceeds from note payable	-	-	-	1,500,000
Principal payments on notes payable	(59,994)	(45,724)	(177,816)	(1,169,203)

Net cash (used in) provided by financing activities	(59,994)	(45,724)	(177,816)	280,364

Net (decrease) increase in cash	(66,161)	312,942	128,050	711,271

CASH, BEGINNING OF PERIOD	607,058	464,311	412,847	65,982

CASH, END OF PERIOD	$ 540,897	$ 777,253	$ 540,897	$ 777,253

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$ 39,617	$ 47,752	$ 120,227	$ 137,956

Cash paid for income taxes	$ 185,000	$ 125,737	$ 219,811	$ 351,880

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

Note 1 – Basis of Presentation, Continued

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

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

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at
June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
	(unaudited)

National Plaza building, land and improvements	$5,322,260	$5,305,419
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road Building, land and improvements	1,905,875	1,905,875
Commercial land and improvements	3,804,728	3,752,863
	13,415,536	13,346,830

Less accumulated depreciation	(2,658,679)	(2,518,792)

Investment properties for lease, net of depreciation	$10,756,857	$10,828,038

Depreciation expense totaled approximately $47,000 and $39,000 for the three-month periods ended June 30, 2016 and 2015, respectively and approximately $140,000 and $120,000 for the nine-month periods ended June 30, 2016 and 2015, respectively.

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

In September of 2015 the Company purchased a commercial building consisting of approximately 25,000 square feet of retail space and 27,000 square feet of warehouse space on approximately 3.5 acres of land located on Wrightsboro Road. The retail space is currently leased to a local retailer and rent commenced on October 1, 2015. The related lease term is 10 years with annual rental payments totaling $142,000, paid monthly, increasing to $153,000 per year in 2021. The warehouse space was available for lease as of September 30, 2015. The Company is recognizing rents on a straight-line basis over the lease term.

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1-acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,804,728 and $3,752,863 at June 30, 2016 and September 30, 2015, respectively.

Refer to the Company’s Form 10-K for the year ended September 30, 2015 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable

Notes payable consisted of the following at:

	June 30, 2016	September 30, 2015
	(unaudited)

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.

	$ 1,729,554	$ 1,812,690
A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $15,220, including principal and interest, through April 2025, and bears interest at a fixed rate of 4%. The proceeds were used to pay the Company’s outstanding income tax liability, four notes payable collateralized by the Company’s land held for lease and investment portfolio and one uncollateralized note payable to a shareholder. The proceeds were also used to fund improvements at National Plaza.	1,357,256	1,451,936
	3,086,810	3,264,626
Less current maturities	(248,049)	(239,168)
	$ 2,838,761	$ 3,025,458

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $248,049. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Note 4 – Income Taxes

At September 30, 2015 the Company had income taxes receivable of $14,263 related to the fiscal year 2015. As of June 30, 2016, the Company has income taxes receivable of $42,124, all of which will be applied to estimated taxes due for the fourth quarter of 2016.

Note 5 - Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Substantially all of the Company’s revenues are earned from three of the Company’s investment properties, National Plaza, the Evans Ground Lease, and the Wrightsboro Road Lease, which comprise approximately 51%, 40% and 9% of the Company’s revenues, respectively, for the three-month period ended June 30, 2016. The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza. The Company generates approximately 31% of its revenues though its lease with Publix.

Note 6 - Related Party Transactions

The Company purchases insurance from an insurance company of which a member of the Company’s Board of Directors is President Emeritus. The Company’s Board of Directors believes that the insurance prices obtained from the insurance company were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

The Company hired an attorney who is a member of the Company’s Board of Directors and who also serves as Vice President of the Company, to represent the Company in a legal matter regarding a tenant’s claim for reimbursement of certain expenses charged. The matter was settled in June 2015.

Note 7 - Legal Matter

In June 2015, the Company settled a legal matter regarding a tenant’s claim for reimbursement of certain expenses charged to the tenant by the Company. Refer to the Company’s Form 10-K for the year ended September 30, 2015 for further information regarding this settlement.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the nine months ended June 30, 2016, and a comparative analysis of the same period for 2015 are presented below:

			Increase (decrease)
			2016 compared to 2015
	2016	2015	Amount	Percent

Rent revenues	$1,251,997	$1,148,443	$103,554	9%
Gain on sale of land	-	1,862,235	(1,862,235)	-100%
Operating expenses	696,395	570,303	126,092	22%
Interest expense	118,752	131,609	(12,857)	-10%
Income tax expense	193,205	933,124	(739,919)	-79%
Other income	7,616	138,868	(131,252)	-95%
Net income	251,261	1,514,510	(1,263,249)	-83%

Rent revenues consist of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia. The Company also earned rent revenue from a lease on the Wrightsboro Road property with an apparel and home goods retailer and a ground lease with an auto-repair service operation on an out-parcel of National Plaza. Rental income for the nine months ended June 30, 2016 increased compared to the same period for 2015 due to the addition of the rent related to the Wrightsboro Road property lease which commenced on October 1, 2015.

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

Total operating expenses for the nine months ended June 30, 2016 increased compared to the same period for 2015 due to a bonus to the Company’s president in relation to the sale of an approximately 1 acre outparcel of National Plaza and the Stanley Drive house. The proceeds from this sale were used in a tax deferred like kind exchange for the Wrightsboro Road property that was purchased in September 2015. The Company’s operating expenses also increased due to the property tax expense for Wrightsboro Road property purchased during 2015. Refer to the Company’s Form 10-K for the year ended September 30, 2015 for further information regarding these transactions. In addition, operating expense also increased due to depreciation cost related to the Wrightsboro Road property acquired in 2015. Management expects operating expenses for the remainder of the current fiscal year to decrease slightly relative to the current operating period as no other similar bonuses are anticipated in the current fiscal year.

Interest expense for the nine months ended June 30, 2016 decreased compared to 2015 due to the decrease in debt resulting from scheduled principal payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease as outstanding debt continues to amortize.

Income tax expense for the nine month period ended June 30, 2016 decreased compared to the same period for 2015 due to deferred tax expense recognized in 2015 related to the sale of the outparcel and rental house on Stanley Drive noted above.

During 2011, the Company was notified by a tenant of a claim for reimbursement of certain expenses the Company charged in association with a tenant lease. It was the opinion of the Company's management that the Company was not liable for the claim. Beginning in 2011 the Company accrued approximately $150,000 for professional fees and other expenses to defend its position against the claim. The matter was settled in June 2015 and resulting costs totaled approximately $11,000. The remaining accrual of approximately $138,000 was written off and recognized as other income in June 2015.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at June 30, 2016 was 195%. The ratio was 160% at September 30, 2015.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $248,049. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

PART II - OTHER INFORMATION

Item  1. Legal Proceedings

During 2011, the Company was notified by a tenant of a claim for reimbursement of certain expenses charged by the Company. The Company accrued approximately $150,000 for professional fees and other expenses to defend its position. The matter was settled in the year ended September 30, 2015 and the approximately $139,000 was recognized as income as a result of the settlement.

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

Item  6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the condensed Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 10, 2016

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer