Form 10-K
period 2016-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2016-12-21
CIK 88572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

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

Large accelerated filer [] ]	Accelerated filer [	Non-accelerated filer []	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The registrant’s total revenues for the fiscal year ended September 30, 2016 were $1,659,592.

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

PART I

Item 1. Business.

Security Land and Development Corporation (the “Company”) was organized and incorporated in Georgia in 1970.  The Company, including its wholly owned subsidiaries, the Royal Palms Motel, Inc., SLDC, LLC, SLDC2, LLC and SLDC III, LLC, has developed two (2) primary business activities, these activities being (1) the acquisition of undeveloped land for investment purposes and sale at a future date or development of the land and sale after developed and, (2) the acquisition or development of income producing properties for investment purposes and income from leasing activities.  The Company’s principal office is in Augusta, Georgia and principal activities are in Augusta, Georgia, Evans, Georgia, and North Augusta, South Carolina.

The Company’s primary development and income producing activities are:

  Retail strip center on 14.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”).  Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. (“Publix”) who operates a retail food supermarket.  The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants.  At September 30, 2016, approximately 10,400 square feet of this remaining space was leased.

  An outparcel of National Plaza that is 0.89 acres and is leased commercially under a 20-year ground-lease to an auto-repair service operation.

  Long-term ground lease ("Evans Ground Lease") on approximately 17 acres in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive to Lowe's, a national home improvement retailer.

  Commercial building on Wrightsboro Road in Augusta, Georgia.  Approximately 25,000 square feet is currently leased to a retailer.  The building includes an additional 27,000 square feet of warehouse space that is for lease as of September 30, 2016.

The Company owns certain other properties that are more fully described in Item 2, “Properties.”

In January of 2007 construction of the Evans Ground Lease was completed and the Company began collecting full monthly rent.  The Evans Ground Lease represents approximately 35% of the Company’s net leased assets at September 30, 2016.  Rent revenue, including monthly rent, recognition of previously deferred revenue and property taxes from the Evans Ground Lease represented 40% and 45% of the Company’s total gross rent revenue for the years ended September 30, 2016 and 2015, respectively.  The Company also expects the long-term ground lease in Evans, Georgia to provide a substantial portion of the Company’s revenue from leasing in future years.

Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995.  National Plaza represents approximately 38% of the Company’s net leased assets at September 30, 2016.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the lease with Publix Supermarkets, Inc. represented 35% and 40% of the Company’s total gross rent revenue for the years ended September 30, 2016 and 2015, respectively.  Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing.   See Item 2, “Properties” for additional information related to these properties and the lease agreements.

In September of 2015 the Company purchased a Commercial building on 3.5 acres of land located on Wrightsboro Road in Augusta, Georgia.  The building is currently partially leased to a local retailer.  The Wrightsboro Road property represents approximately 27% of the Company’s net leased assets at September 30, 2016.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from this lease represented 9% of the Company’s total gross rent revenue for the year ended September 30, 2016.  No rents related to this lease were due or collected for the year ended September 30, 2015 as the tenant’s rent commenced on October 1, 2015.

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

8.       Commercial Building on approximately 3.5 acres on Wrightsboro Road in Augusta, Georgia.

Description of real estate and operating data:

The Company holds approximately 12.54 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road.  The land was purchased in five transactions.  Initially, the Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest held by two individuals, one of which is a principal stockholder and member of the Board of Directors.  In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest.  One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company.  The aggregate purchase price of the land was $522,846.  A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described.  The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals.  The purchase price of the land was $371,970.  In a fourth transaction, the Company purchased an additional 1.03 acres for $342,122 on Old Evans Road in Evans, Georgia that adjoins the above-described properties.  And in the fifth and final transaction in 2004, the Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels from a member of the Board of Directors.  The cost of the parcel acquired in 2004, was $467,874.  The Company's net book value of the investment properties acquired in these five transactions of $1,679,612, including the cost of improvements thereon, is approximately 14% of the Company’s total assets at September 30, 2016.  The Company has a Federal tax basis in the investment property of $1,044,109.  The Company signed a long-term ground lease for the development of a Lowe’s home improvement store on this property as well as the 4.61 acres, discussed below, during 2006. The Company began earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia during the 3rd Quarter of 2006.  The Company received $20,833 in monthly rent until the January 2007 expiration of the development period.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. A note payable to an insurance company is collateralized with the property and an assignment of the long-term ground lease.  The note is payable in monthly installments of $17,896 including interest, through May 1, 2027, and bears interest of a fixed rate of 5.85%.  The balance of the loan was $1,701,024 at September 30, 2016.  Property taxes paid on this property and the 4.61 acres described above in 2016 totaled $122,446.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia.  The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of $511,726 and with approximately $250,000 of proceeds from a note payable.  The office building was demolished during 2006.  The Company's net book value in this property is $703,061 at September 30, 2016.  For tax purposes, the Company recognized a loss of $236,859 on the demolition of the building in 2006.  The Company's Federal tax basis in the property is approximately $173,198 at September 30, 2016.  There is no outstanding debt on this property at September 30, 2016.  Prior to the demolition, the property, excluding land cost, was being depreciated for financial reporting purposes using the straight-line method over 39 years.  The property adjoins the 12.77 acres of land in Evans, Georgia.  In July 2009, the Company sold an easement consisting of approximately .52 acres of the total Evans Ground Lease tract for $300,000.  The Company recognized a gain of approximately $195,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement.  The Company’s management does not feel that the easement sale had any adverse impact on the existing lease or the Company’s ability to lease the land going forward.  In July 2013, the Company sold approximately ..24 acres of the total Evans Ground Lease tract for $156,000.  The Company recognized a gain of approximately $108,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement.

The Company's net book value of National Plaza, $2,645,448 at September 30, 2016, amounts to approximately 23% of the Company’s total assets at September 30, 2016.

Construction of National Plaza was completed in May 1995.  National Plaza has 69,000 square feet of available lease space.  National Plaza was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose.  The Company has leased 56,000 square feet to Publix, which, as National Plaza’s anchor tenant, operates a retail food supermarket.  The Company, as lessor, has a twenty-year lease agreement with Publix.  The lease became effective May 15, 1995.  The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this Publix store’s annual gross sales in excess of approximately $37 million.  For the Company’s years ended September 30, 2016 and 2015, the supermarket had not achieved this sales level.  The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix.  For 2016, the amount billed was $57,307. The original lease term expired in June of 2015 and the tenant exercised an option for an additional 5 years.  At the lessee’s option the lease may be extended in five-year increments for an additional 15 years on substantially the same lease terms.  As part of the lease agreement, Publix contributed approximately $493,000 to the construction of National Plaza.  The Company capitalized this contribution and recognized the related revenue over the original twenty-year life of the lease.

The Company financed National Plaza with a $4,300,000 loan, with interest that was fixed at 7.875%.  Annual principal and interest payments totaled $427,596.  This note was paid in full in March 2015.  As of September 30, 2016, the Company has no outstanding debt on this property, however, it is being used as collateral for other Company financing as described in the Notes to Consolidated Financial Statements, Note 3- Notes Payable.  The property is located on Washington Road in Augusta, Georgia.  Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company’s tenants.  The Company’s operation of National Plaza is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants.  The Company competes with other retail strip centers in the area to maintain stable occupancy.  Management of the Company believes that the location and visibility of National Plaza provides for favorable conditions for maintaining occupancy.  At September 30, 2016, the Company had leased 80% of the 13,000 square feet not leased to Publix.  These individual leases have terms averaging five years, with monthly lease payments including contributions for common area maintenance (“CAM”), real estate taxes and insurance ranging from $1,517 to $6,761.  Following is selected statistical information regarding National Plaza at September 30, 2016:

Occupancy rate – 96%	(Publix is the only tenant to occupy 10% or more of the
leasable square feet.)
Effective rental rates –

	Square Feet	Rental Per
	Leased	Square Foot

Publix Supermarkets, Inc.	56,000	$8.25
Other tenants	10,400	16.61

The principal business of the other tenants occupying space as of September 30, 2016 includes a restaurant, a stock brokerage office, a nail salon, a ticket broker, a hearing-aid retailer, a short-term lender and the county tag office.

A schedule of lease expirations at National Plaza for each of the next five years, beginning with the Company’s year-end September 30, 2016 is presented below (does not include potential extensions, or ground leases on outparcels).

		Total area in		Percentage of
	Number of	square feet	Annual rental	gross annual
Year ending	tenants whose	covered by	represented by	rents represented
September 30,	leases will expire	expiring leases	expiring leases	by expiring leases

2017	-	-	-	-
2018	1	1,300	$16,800	1%
2019	3	5,200	$106,919	6%
2020	3	58,800	$494,405	30%
2021	1	1,300	$17,640	1%

The percentage of gross annual rents represented by expiring leases as presented above was calculated as if each lease was in effect for the full twelve-month fiscal period.

The Company's Federal tax basis in National Plaza at September 30, 2016, excluding land and before accumulated depreciation is $4,528,574.  Federal tax basis accumulated depreciation is $2,719,784.  Property taxes on National Plaza totaled $88,464 in 2016.  In June of 2015 the Company sold approximately 1 acre of vacant land previously included as part of National Plaza adjoining Stanley Drive. The proceeds were utilized as part of a like-kind-exchange to purchase the commercial building on Wrightsboro Road described below.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia.  The property was purchased for $145,847.  The property was sold in June of 2015 and the proceeds were utilized as part of a like-kind-exchange to purchase the commercial building on Wrightsboro Road described below.

During 2007, the Company purchased approximately 14.57 acres of undeveloped land for $2,339,678 held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.  At September 30, 2016, there is no outstanding debt on the property.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $160,000 for future development adjoining the 14.57 acres.  At September 30, 2016, there is no outstanding debt on this additional 1 acre.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $350,000 held for future development adjoining the 14.57 acres.  During 2008, the Company purchased an additional 2.81 acres of undeveloped land for $421,500 held for future development adjoining the 14.57 acres. In total, the undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina is 19.38 acres.  As of September 30, 2016, the Company has no outstanding debt on this property.

In September of 2015, the Company purchased a commercial building consisting of approximately 25,000 square feet of retail space and 27,000 square feet of warehouse space on approximately 3.5 acres of land located on Wrightsboro road.  The retail space is currently leased to a local retailer and rent commenced on October 1, 2015. The warehouse space was available for lease as of September 30, 2016.  The property was purchased using proceeds from a like-kind exchange from sales in June of 2015 of approximately 1 acre of undeveloped land previously included as part of National Plaza adjoining Stanley Drive and a residential house located on Stanley Drive.

No other property owned by the Company at September 30, 2016, had a book value amounting to 10% or more of the total assets of the Company.

All of the properties owned by the Company are owned in fee simple interest.

In the opinion of management of the Company, all of the properties owned by the Company are adequately covered by insurance.

Item 3. Legal Proceedings.

The Company is not a party to any matters of litigation.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s securities.  The approximate number of holders of the Company’s common stock is 595.

No dividends have been declared or paid during the two years ended September 30, 2016 and 2015.  The Company has no restrictions that currently, or that may reasonably be expected to, limit materially the amount of dividends paid.

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

Estimates of Income Tax Rates Applicable to Deferred Taxes

Company management has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets.  Company management has estimated deferred income tax liabilities of $1,406,668 at September 30, 2016.  Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Results of Operations:

			Increase (Decrease)
			2016 compared to
			2015
	2016	2015	Amount	Percent

Rent revenues	$1,659,592	$1,491,102	$168,490	11%
Operating expenses	986,829	933,057	53,772	6%
Interest expense	156,349	170,716	(14,367)	(8%)
Gain on sale of land	-	1,862,235	(1,862,235)	(100%)
Other income	7,616	162,009	(154,393)	(95%)
Net income	300,251	1,492,139	(1,191,888)	(80%)

Rent revenues from leasing activities is provided by the following properties:

	2016	2015	2014

National Plaza	$780,202	$761,245	$742,211
Outparcel at National Plaza	67,500	62,400	62,400
Evans Ground Lease	661,212	663,957	671,037
Wrightsboro Road	148,470	-	-
Other	2,208	3,500	6,000

	$1,659,592	$1,491,102	$1,481,648

Years Ended September 30, 2016 and 2015

National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix as the investment property’s anchor tenant.  See Item 2, “Properties” for additional information regarding the lease agreement with Publix.  The remaining 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 80% and 70% leased as of September 30, 2016 and 2015, respectively.  Attempts are being made to lease vacant space.  Also see Item 2, “Properties” for effective rental rates and lease expirations related to this property.  Rent revenue from Publix and National Plaza increased slightly as compared with the prior years due to leasing an available 1,300 square foot to One Main Financial and temporary rental of the vacant lots within National Plaza. In May 2006, the Company entered into a long-term ground lease with Lowes, a national home improvement retailer, with a portion of total monthly rent due during the construction period, which was completed in January 2007. See Item 2, “Properties” for additional information regarding the Evans Ground Lease.  Management expects both of the above two lease arrangements to continue to provide a substantial portion of the Company’s revenues.  In addition, rental revenues increased in 2016 due to the addition of the retail lease related to the Wrightsboro Road property purchased in September 2015.

Operating expenses increased by $53,772 (6%) from 2015.  Operating costs of the Company consists mainly of the costs of managing National Plaza and property taxes related to the Company’s land holding portfolio.  This increase was due primarily to repairs to the roof at National Plaza.  Company management expects operating expenses for 2017 to decrease relative to 2016 as the Company anticipates repairs in 2017 will be less significant than those incurred in 2016.

Interest expense decreased by $14,367 (8%) from 2015.  The Company’s interest costs relate to outstanding debt on the Company’s land holdings as discussed above in Item 2, “Properties”.  Continued amortization of outstanding debt balances resulted in decreased interest expense in 2016.  Company management expects interest expense for 2017 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

In June of 2015, the Company sold approximately 1 acre of undeveloped land previously included as part of National Plaza adjoining Stanley Drive and a residential house located on Stanley Drive resulting in a gain on sale of $1,862,235.

Other income for 2015 consisted primarily of the reversal of an accrual related to a tenant’s claim brought about in 2011 for reimbursement of certain expenses charged.  The Company accrued $150,000 related to this claim and the tenant’s related unsettled balance.  The claim was resolved in 2015 and the related tenant paid the disputed balance in full and there is no further liability anticipated. The income was recognized as other income.

Liquidity and Sources of Capital:

The percentage of current assets to current liabilities was 202% at September 30, 2016, and was 160% at September 30, 2015.  Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments in fiscal year 2017 totaling $250,418.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

As of September 30, 2016, the Company’s cash flow from operations is approximately $395,062 while current maturities of debt are approximately $250,418.  If the Company experiences cash flow shortages and is unable to generate adequate cash flows from operations to fund current debt maturities and other obligations, the Company’s management intends to seek additional financing from other sources but there can be no assurance that this will occur.  In the past, the Company has been successful in seeking additional financing.  These sources of capital include selling certain of its fully owned and un-collateralized assets or borrowing money from certain stockholders.

In November of 2016, the Company obtained a $3,000,000 line of credit from a regional financial institution to finance probable equity transactions.

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

Item 8. Financial Statements

The following consolidated financial statements of Security Land & Development Corporation are included herein:

Report of Independent Registered Public Accounting Firm
(audit of financial statements as of and for the years ended
September 30, 2016 and 2015)

Consolidated Balance Sheets as of September 30, 2016 and 2015

Consolidated Statements of Income and Retained Earnings
for the years ended September 30, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended
September 30, 2016 and 2015

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Security Land and Development Corporation

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation (“the Company”) as of September 30, 2016 and 2015, and the related consolidated statements of income and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Security Land and Development Corporation as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Augusta, Georgia

December 16, 2016

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
	For the Years
	Ended September 30,
	2016	2015

ASSETS
CURRENT ASSETS
Cash	$500,660	$412,847
Receivables from tenants, net of an allowance of $53,809 and $52,255
at September 30, 2016 and 2015, respectively	413,848	386,469
Prepaid property taxes	26,466	23,251
Income taxes receivable	22,441	14,263

Total current assets	963,415	836,830

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,905,492	7,075,175
Land and improvements held for investment or development	3,804,728	3,752,863

	10,710,220	10,828,038

OTHER ASSETS, NET	69,627	79,353

	$11,743,262	$11,744,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$226,620	$282,769
Current maturities of notes payable	250,418	239,168

Total current liabilities	477,038	521,937

LONG-TERM LIABILITIES
Notes payable, less current portion	2,775,666	3,025,458
Deferred income taxes	1,406,668	1,413,187

Total long-term liabilities	4,182,334	4,438,645

Total liabilities	4,659,372	4,960,582

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	6,226,363	5,926,112

Total Stockholders' Equity	7,083,890	6,783,639

Liabilities and Stockholders' Equity	$11,743,262	$11,744,221

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Years
	Ended September 30,
	2016	2015

OPERATING REVENUES
Rent revenues	$1,659,592	$1,491,102

OPERATING EXPENSES
Depreciation and amortization	196,251	168,179
Property taxes	266,513	243,665
Payroll and related costs	164,424	84,128
Insurance and utilities	77,561	51,999
Repairs and maintenance	197,321	259,257
Professional services	68,628	93,207
Bad debt	1,553	8,677
Penalties	-	11,551
Other	14,578	12,394

	986,829	933,057

Operating income	672,763	558,045

OTHER INCOME (EXPENSE)
Gain on sale of land	-	1,862,235
Interest expense	(156,349)	(170,716)
Other income	7,616	162,009

	(148,733)	1,853,528

Income before income taxes	524,030	2,411,573

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	230,298	243,477
Income tax deferred (benefit) expense	(6,519)	675,957

	223,779	919,434

Net income	300,251	1,492,139

RETAINED EARNINGS, BEGINNING OF YEAR	5,926,112	4,433,973

RETAINED EARNINGS, END OF YEAR	$6,226,363	$5,926,112

PER SHARE DATA
Net income per common share	$0.06	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended September 30,
	2016	2015

OPERATING ACTIVITIES
Net income	$300,251	$1,492,139
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on sale of land	-	(1,862,235)
Bad debts	1,553	8,677
Depreciation and amortization	196,251	168,179
Changes in deferred and accrued amounts:
Receivables from tenants	(28,932)	132,433
Prepaid property taxes	(3,215)	(23,251)
Income taxes receivable	(8,178)	(14,263)
Accounts payable and accrued expenses	(56,149)	(169,900)
Income taxes payable	-	(229,031)
Deferred income taxes	(6,519)	675,957
Deferred revenue	-	(18,489)

Net cash provided by operating activities	395,062	160,216

INVESTING ACTIVITIES
Sale of investment properties and other assets for
improvements to property held for lease	-	1,993,150
Additions to investment properties and improvements
to properties held for development	-	(113,265)
Additions to investment properties and other assets for
improvements to property held for lease	(68,707)	(1,917,823)

Net cash used in investing activities	(68,707)	(37,938)

FINANCING ACTIVITIES
Repayments to stockholder	-	(50,433)
Proceeds from notes payable	-	1,500,000
Principal payments on notes payable	(238,542)	(1,224,980)

Net cash (used in) provided by financing activities	(238,542)	224,587

Net increase in cash	87,813	346,865

CASH, BEGINNING OF YEAR	412,847	65,982

CASH, END OF YEAR	$500,660	$412,847

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$158,847	$170,606

Cash paid for income taxes	$238,476	$486,771

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

During 2016 and 2015, substantially all operating revenues and operating expenses were related to real estate leasing.  A substantial portion of rent revenues were earned from two investment properties, a commercial retail center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia (“National Plaza”) and the Evans Ground Lease on Washington Road in Evans, Georgia (“Evans Ground Lease”).   National Plaza provided approximately 51% of gross rent revenue in 2016 and 55% in 2015.  Approximately 81% of National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200.  National Plaza comprises approximately 38% of the asset Investment Properties for Lease, net of Accumulated Depreciation.  The Evans Ground Lease provided approximately 40% and 45% of gross rental revenue in 2016 and 2015, respectively.  This property, leased to a national home improvement retailer, earned rents totaling approximately $539,000 in both 2016 and 2015, respectively.  The Evans Ground Lease comprises approximately 35% of investment properties held for lease, net, by the Company at September 30, 2016.

In June of 2015 the Company sold approximately 1 acre of undeveloped land previously included as part of National Plaza adjoining Stanley Drive and a residential house located on Stanley Drive resulting in a gain on sale of $1,862,235.

In September of 2015 the Company purchased a commercial building on 3.5 acres of land located on Wrightsboro Road in Augusta, Georgia.  The building is partially leased to a local retailer with a rental period beginning October 1, 2015.  The Wrightsboro Road property represents approximately 27% of the Company’s net leased assets at September 30, 2016.  The Wrightsboro Road lease provided approximately 9% of gross rental revenue in 2016.

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

Revenue recognition

Rent revenue is recognized on a straight-line basis over the term of the related lease agreements.  The Company is reimbursed by tenants for property taxes and other maintenance fees.  These reimbursements billed totaled $269,373 and $264,156, which is included in rent revenue, for the years ended September 30, 2016 and 2015, respectively.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount. The Company measures the impairment loss as the amount by which the asset's carrying amount exceeds the fair value of the asset. At September 30, 2016 and 2015, the Company believes that none of its long-lived assets are impaired.

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements.  Receivables are carried at original invoice amount.  Management estimates an allowance for doubtful accounts by regularly evaluating individual tenant receivables and considering the collectability of balances due based on each tenant’s financial condition, credit history, and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recognized in income when received.  The Company has an allowance for uncollectible accounts of $53,809 and $52,255 at September 30, 2016 and 2015, respectively.

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method.  Lease commissions, net of accumulated amortization, of $22,343 and $27,401 at September 30, 2016 and 2015, respectively, are included in Other Assets in the accompanying consolidated balance sheets.

Loan Fees

Loan fees are capitalized and amortized over the term of the loan using the straight-line method.  Loan fees, net of accumulated amortization, were $47,284 and $51,952 at September 30, 2016 and 2015, respectively.  Loan fees are included in Other Assets in the accompanying consolidated balance sheets.

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

 (Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Income taxes, continued

The Company has adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements.  Management is not aware of any uncertain tax positions as of September 30, 2016 and 2015.

Statements of equity

There were no changes in equity other than net income for the years ended September 30, 2016 and 2015.

Net income per common share

Net income per common share is calculated on the basis of the weighted average number of shares outstanding.  The Company has no stock option plans, or other instruments resulting in earnings per share dilution.  For 2016 and 2015 the weighted average number of shares outstanding was 5,243,107.  Therefore, only basic net income per common share is presented.

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

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

(Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods-public business entities. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the State of Georgia, and in North Augusta, South Carolina.  In 2016 and 2015, approximately 99% and 42%, respectively, of the Company’s revenues were rental related revenue, and approximately 0% and 53%, respectively, of the Company’s revenues were related to the sale of investment property.  In 2016 and 2015, approximately 51% and 55%, respectively, of the Company’s rental revenues were earned from National Plaza.  Approximately 81% of National Plaza is leased to one tenant, a regional food supermarket.  Approximately 40% and 45% of the Company’s rental revenues in 2016 and 2015, respectively, were earned from the Evans Ground Lease, which is 100% leased to a major national home improvement retailer.

The majority of the Company’s receivables from tenants at September 30, 2016 and 2015 were receivable from two tenants, the regional food supermarket that leases property at National Plaza, and the major national home improvement retailer under the Evans Ground Lease.

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

In November of 2016, the Company obtained a $3,000,000 line of credit from a regional financial institution to finance probable equity transactions.

NOTE 2 - INVESTMENT PROPERTIES

Investment properties leased or held for lease

Investment properties leased or held for lease to others under operating leases consist of the following at September 30:

	2016	2015

National Plaza building, land and improvements	$5,322,260	$5,305,419
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road Building land and improvements	1,905,875	1,905,875
Commercial land and improvements	3,804,728	3,752,863
	13,415,536	13,346,830
Less accumulated depreciation	(2,705,316)	(2,518,792)

Investment properties for lease, net of depreciation	$10,710,220	$10,828,038

Depreciation expense totaled $186,526 and $159,345 in 2016 and 2015, respectively.

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

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2016 and 2015, the supermarket did not achieve this gross sales level.

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

(Continued)

NOTE 2 - INVESTMENT PROPERTIES, Continued

Investment properties leased or held for lease

In June of 2015, the Company sold approximately 1 acre of undeveloped land previously included as part of National Plaza adjoining Stanley Drive and a residential house located on Stanley Drive resulting in a gain on sale of $1,862,235. In September of 2015, the Company purchased a commercial building consisting of approximately 25,000 square feet of retail space and 27,000 square feet of warehouse space on approximately 3.5 acres of land located on Wrightsboro road.  The retail space is currently leased to a local retailer and rent commenced on October 1, 2015. The related lease term is 10 years with annual rental payments of $142,000, increasing to $153,000 at year 6.  The warehouse space was available for lease as of September 30, 2016.

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2017	$1,373,143
2018	1,375,730
2019	1,324,224
2020	1,095,485
2021	773,760
Thereafter	3,754,218
$9,696,560

Land and improvements held for investment or development

The Company also holds for investment or future development approximately 19.38 acres of undeveloped commercial land in North Augusta, South Carolina, purchased in several parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company’s National Plaza investment property.  The aggregate cost of these investment properties held for investment or development was $3,804,728 and $3,752,863 at September 30, 2016 and 2015, respectively.

NOTE 3 – NOTES PAYABLE

Notes payable consisted of the following at September 30:

	2016	2015
A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $15,220, including principal and interest, through April 2025, and bears interest at a fixed rate of 4%. The proceeds were used to pay the Company’s outstanding income tax liability, four notes payable collateralized by the Company’s land held for lease and investment portfolio and one uncollateralized note payable to a shareholder. The proceeds were also used to fund renovations at National Plaza.	$1,325,060	$1,451,936
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,701,024	1,812,690
	3,026,084	3,264,626
Less current maturities	(250,418)	(239,168)

	$2,775,666	$3,025,458

(Continued)

NOTE 3 – NOTES PAYABLE, Continued

Aggregate maturities of notes payable are as follows at September 30, 2016:

2017	$250,418
2018	262,912
2019	276,052
2020	289,873
2021	304,412
Thereafter	1,642,417

$3,026,084

All interest incurred for 2016 and 2015 was expensed by the Company.

NOTE 4 – INCOME TAXES

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences that give rise to the deferred tax liability are as follows as of September 30:

	2016	2015
Deferred income tax liabilities:
Basis in Investment Properties	$1,406,668	$1,413,187

Taxable gains deferred by the Company in prior years and in the current year through qualified tax-free like-kind exchanges totaled approximately $2,835,235. These deferred gains for tax reporting comprise a substantial portion of the Company's deferred income tax liabilities as of September 30, 2016 and 2015, net of the effects of depreciation.

The provision for income taxes is as follows:

	For the years ended
	September 30,
	2016	2015
Current expense	$230,298	$243,477
Deferred (benefit) expense	(6,519)	675,957

	$223,779	$919,434

The provision for income taxes for the years ended September 30, 2016 and 2015 differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

	2016	2015

Net income before tax	$524,030	$2,411,573

Expected federal tax expense at 34%	178,170	819,935
State tax expense, net of federal benefit	27,499	95,498
Other	18,110	4,001

Tax expense	$223,779	$919,434

The Company had no outstanding income tax payable at September 30, 2016 or 2015.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchases insurance from an insurance company of which a member of the Company’s Board of Directors is President Emeritus.  The Company’s Board of Directors believes that the insurance prices obtained from such company were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

During the fiscal year 2016, the Company paid $6,300 to a stockholder who is also the son of the President for accounting services.  The Company believes the amount paid is not in excess of prices that would have been paid had the Company obtained these services from other sources.

The Company hired an attorney who is a member of the Company’s Board of Directors.  This attorney was hired to represent the Company in defending a claim brought by a tenant in relation to disputed lease related charges.  This issue was resolved in 2015.  Total fees paid to the attorney during the year ended September 30, 2015 were $8,807.  In addition, in 2015, this same attorney was paid an additional $25,000 related to other Company matters not associated with litigation. No fees were paid to the attorney during 2016.

In November of 2015 the board of directors resolved to pay a $60,000 bonus to the President and CEO in relation to negotiating the sale of the approximately 1 acre of vacant land previously included as part of National Plaza, the residential house for lease located on Stanley drive and the purchase of the commercial building on Wrightsboro Road.

The bonus was expensed in the quarter ended December 31, 2015. The company paid the bonus in January 2016.

In the first quarter of fiscal year 2015, the Company borrowed $15,000 from a member of the Company’s board of Directors to meet short term cash flow needs.  This amount was paid in full in December 2014.

In the second quarter of fiscal year 2014, the Company borrowed $50,000 from a stockholder, who is also a member of the Flanagin family, to meet short term cash flow needs.  Interest on this balance accrued at 5% and the outstanding principal and interest was paid in full in March of 2015.

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d--15(e)) as of September 30, 2016, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were ineffective as of September 30, 2016 as explained by the material weakness described in internal control over financial reporting.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2016.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2016 as explained by the material weakness described in internal control over financial reporting:

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

NAME, AGE AND
POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr.	Pharmacist, former owner of Hill Drug Company
68-Chairman of Board of Directors since 1983;	and past manager of Revco Drug Store, Inc.
Member of Board since 1983; brother of President.

T. Greenlee Flanagin	Real estate
67 - President and CEO since 1983; member of
Board since 1983; brother of Chairman of Board.

M. David Alalof	President Emeritus of A.C.H.S. Insurance, an insurance company;
74 - member of Board since 1977.	Past Chairman of the State Personnel Board of Georgia

John C. Bell, Jr.	Attorney at Law
68– Vice President; Member of Board since 1983.

Gregory B. Scurlock	Former Vice President, First Bank of Georgia, Augusta, GA
67 – Secretary/Treasurer; member of Board since	Former Senior Vice President, Wachovia Bank, Augusta, GA
1983.

Robert M. Flanagin	Real estate agent
59 - Member of Board since 1987.
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2016 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

Gregory B. Scurlock and M. David Alalof serve on the Company’s audit committee, both also serve on the Board of Directors and are experienced in financial matters.  The audit committee members are independent of management of the Company.

Item 11. Executive Compensation.

The table below shows the compensation (including bonuses) of the Chief Executive Officer for the three most recent fiscal years.

NAME	COMPENSATION	DATE

T. Greenlee Flanagin	$108,016	September 30, 2016
T. Greenlee Flanagin	$ 13,705	September 30, 2015
T. Greenlee Flanagin	$ 10,800	September 30, 2014

No bonuses were awarded during fiscal year 2015.  In November 2015, the Board resolved to pay the President and CEO a bonus of $60,000.

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2016 and none are proposed to be paid to any officer or director of Security Land and Development Corporation for the year-end September 30, 2016. Included within the President’s salary is amounts to pay health insurance premiums for himself and his wife.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2016 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

	NUMBER OF SHARES OF
NAME OF	COMMON STOCK	PERCENT OF
BENEFICIAL OWNER	BENEFICIALLY OWNED	CLASS

T. Greenlee Flanagin (1)	250,784	4.8
Robert Flanagin (1)	523,147	10.0
W. Stewart Flanagin, Jr. (1)	497,114	9.5
Ann Flanagin Smith (1)	411,604	7.9
John C. Bell, Jr.	372,565	7.1
T. Greenlee Flanagin, Jr. (1)	292,959	5.6
R. Clayton Flanagin (1)	292,959	5.6

(1) Combined with the following, these individuals form the “Flanagin Family Group”:

Harriette Flanagin	75,728	1.4

The Flanagin Family Group owns 2,344,295 common shares, which is approximately 44.7% of the Company's 5,243,107 shares of common stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2016, by Directors and executive officers:

NAME OF BENEFICIAL OWNER	ADDRESS	COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS

W. Stewart Flanagin, Jr.	1117 Glenn Avenue	497,114	9.5
	Augusta, GA 30904

T. Greenlee Flanagin	3326 Wheeler Road	250,784	4.8
	Augusta, GA 30909

M. David Alalof	P.O. Box 15637	106,360	2.0
	Augusta, GA 30909

John C. Bell, Jr.	P.O. Box 1547	372,565	7.1
	Augusta, GA 30903

Gregory B. Scurlock	1203 Reid Road	500	0.1
	Augusta, GA 30909

Robert M. Flanagin	2002 Wrightsboro Road	523,147	10.0
	Augusta, GA 30904

All Directors and officers as a group consisting of six individuals		1,750,470	33.39

The Flanagin Family Group and all Directors and Officers as a group beneficially own 2,823,720 common shares which is approximately 53.9% of the Company's 5,243,107 shares of common stock outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company purchased insurance from an insurance company of which a member of the Board of Directors is President Emeritus and CEO.  The Board of Directors believes that the insurance prices were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

The Company hired an attorney who is a member of the Company’s Board of Directors to represent the Company in defending a claim brought by a tenant in relation to some disputed lease related charges. Total fees paid during 2015 were $8,807.  In addition in 2015 this same attorney was paid an additional $25,000 related to other Company matters not associated with litigation.

In the first quarter of fiscal year 2015, the Company borrowed and repaid $15,000 from a member of the Company’s board of Directors to meet short term cash flow needs. This amount was paid in full in December 2014.

During the year, the Company paid $6,300 to a stockholder who is also the son of the President for accounting services.  The Company believes the amount paid is not in excess of prices that would have been paid had the Company obtained these services from other sources.

Item 14. Principal Accounting Fees and Services.

The accounting fees billed to the Company by Elliott Davis Decosimo, LLC related to the Company’s fiscal years ended September 30, 2016 and 2015 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2016	2015
(i)	Audit Fees	$53,750	$53,750
(ii)	Audit Related Fees	-	-

(iii)	Tax Fees	$5,500	$5,500

(iv)	All Other Fees	-	-

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
2016 formatted in Extensible Business Reporting Language (XBRL): (i) the
Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and
Retained Earnings, (iii) The Consolidated Statements of Cash Flows and (iv)
Notes to Consolidated Financial Statements.

SIGNATURES

[See General Instruction D]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION

(Registrant)

/s/ T. Greenlee Flanagin                                   December 16, 2016

T. GREENLEE FLANAGIN                                      (Date)

President

Chief Executive Officer and Chief

Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Stewart Flanagin, Jr.                              December 16, 2016

W. STEWART FLANAGIN, JR.                                (Date)

Chairman of Board

/s/ M. David Alalof                                           December 16, 2016

M. DAVID ALALOF                                                     (Date)

Director

/s/ Gregory B. Scurlock                                    December 16, 2016

GREGORY B. SCURLOCK                                       (Date)

Director and Secretary-Treasurer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.