Form 10-Q
period 2016-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2017-02-13
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                            ☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 10, 2017
Common Stock, $0.10 Par Value	5,243,107 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2016	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$656,392	$500,660
Receivables from tenants, net of allowance of $52,293
at December 31, 2016 and $53,809 at September 30, 2016	273,781	413,848
Prepaid property taxes	-	26,466
Income taxes receivable	-	22,441

Total current assets	930,173	963,415

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,858,571	6,905,492
Land and improvements held for investment or development	3,804,728	3,804,728

	10,663,299	10,710,220

OTHER ASSETS	67,195	69,627

	$11,660,667	$11,743,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 93,312	$ 226,620
Income taxes payable	36,001	-
Current maturities of notes payable	253,483	250,418

Total current liabilities	382,796	477,038

LONG-TERM LIABILITIES
Notes payable, less current portion	2,711,134	2,775,666
Deferred income taxes	1,398,900	1,406,668

Total long-term liabilities	4,110,034	4,182,334

Total liabilities	4,492,830	4,659,372

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	6,310,310	6,226,363

Total Stockholders' Equity	7,167,837	7,083,890

Liabilities and Stockholders' Equity	$11,660,667	$11,743,262

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
	For the Three Months
	Ended December 31,
	2016	2015
	(unaudited)	(unaudited)
OPERATING REVENUES
Rent revenues	$414,939	$410,360

OPERATING EXPENSES
Depreciation and amortization	49,352	49,056
Property taxes	67,593	64,479
Payroll and related costs	26,063	84,631
Insurance and utilities	13,141	10,967
Repairs and maintenance	15,012	7,630
Professional services	57,032	30,128
Bad debt and other	14,835	3,902

	243,028	250,793

Operating income	171,911	159,567

OTHER INCOME (EXPENSE)
Interest	(36,601)	(40,528)
Other income	-	7,616

	(36,601)	(32,912)

Income before income taxes	135,310	126,655

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	59,131	57,816
Income tax deferred (benefit) expense	(7,768)	16,503
	51,363	74,319

Net income	83,947	52,336

RETAINED EARNINGS, BEGINNING OF PERIOD	6,226,363	5,926,112

RETAINED EARNINGS, END OF PERIOD	$6,310,310	$5,978,448

PER SHARE DATA
Net income per common share	$0.02	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months
	Ended December 31,
	2016	2015
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$83,947	$52,336
Adjustments to reconcile net income to net cash provided by
operating activities:
Bad debts	1,516	-
Depreciation and amortization	49,353	49,056
Deferred income taxes	(7,768)	16,503
Changes in deferred and accrued amounts	90,151	105,188

Net cash provided by operating activities	217,199	223,083

INVESTING ACTIVITIES
Additions to investment properties and improvements
to properties held for development	-	(7,705)

Net cash used in investing activities	-	(7,705)

FINANCING ACTIVITIES
Principal payments on notes payable	(61,467)	(58,554)

Net cash used in financing activities	(61,467)	(58,554)

Net increase in cash	155,732	156,824

CASH, BEGINNING OF PERIOD	500,660	412,847

CASH, END OF PERIOD	$656,392	$569,671

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$40,379	$40,793

Cash paid for income taxes	$669	$485

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

 Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q, Article 8 of Regulation S-X and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-K for the year ended September 30, 2016 when reviewing these interim financial statements.

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

Refer to the Company’s Form 10-K for the year ended September 30, 2016 for further information regarding its critical accounting policies.

(Continued)

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

(Continued)

Note 1 – Basis of Presentation, Continued

Recently issued accounting standards, continued

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

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
	(unaudited)

National Plaza building, land and improvements	$5,322,260	$5,322,260
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road Building, land and improvements	1,905,875	1,905,875
Commercial land and improvements	3,804,728	3,804,728
	13,415,536	13,415,536

Less accumulated depreciation	(2,752,237)	(2,705,316)

Investment properties for lease, net of depreciation	$10,663,299	$10,710,220

Depreciation expense totaled approximately $47,000 and $48,000 for the three-month periods ended December 31, 2016 and 2015, respectively.

National Plaza is a retail strip center located on Washington Road in Augusta Georgia. Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

(Continued)

Note 2 – Investment Properties, Continued

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1-acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,804,728 at December 31, 2016 and September 30, 2016, respectively.

Refer to the Company’s Form 10-K for the year ended September 30, 2016 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable and Line of Credit

Notes payable consisted of the following at:

	December 31, 2016 (unaudited)	September 30, 2016

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	$1,672,074	$1,701,024
A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $15,220, including principal and interest, through April 2025, and bears interest at a fixed rate of 4%. The proceeds were used to pay the Company’s outstanding income tax liability, four notes payable collateralized by the Company’s land held for lease and investment portfolio and one uncollateralized note payable to a shareholder. The proceeds were also used to fund improvements at National Plaza.	1,292,543	1,325,060
	2,964,617	3,026,084
Less current maturities	(253,483)	(250,418)
	$2,711,134	$2,775,666

(Continued)

Note 3 – Notes Payable and Line of Credit, Continued

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $253,483. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In November of 2016, the Company obtained a $3,000,000 line of credit from a regional financial institution to finance a probable equity transaction. The Company has not used the line of credit. The line bears a rate of 3.5% and matures November 29, 2017. See Note 7 – Subsequent Event.

Note 4 – Income Taxes

At September 30, 2016, the Company had income taxes receivable of $22,441 related to the fiscal year 2016. As of December 31, 2016, the Company has income taxes payable of $36,001, all of which was related to estimated taxes due for the fourth quarter of 2016 and was paid in full in January of 2017.

Note 5 - Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Substantially all of the Company’s revenues are earned from three of the Company’s investment properties, National Plaza, the Evans Ground Lease, and the Wrightsboro Road Lease, which comprise approximately 51%, 40% and 9% of the Company’s revenues, respectively, for the three-month period ended December 31, 2016. The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza. The Company generates approximately 31% of its revenues though its lease with Publix.

Note 6 - Related Party Transactions

The Company purchases insurance from an insurance company of which a member of the Company’s Board of Directors is President Emeritus. The Company’s Board of Directors believes that the insurance prices obtained from the insurance company were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

During the quarter, the Company paid a stockholder who is also the son of the President for accounting services. The Company’s Board of Directors believes that the accounting services paid to the son of its President were not in excess of prices that would have been paid had the Company obtained accounting services from other sources.

Note 7 – Subsequent Event

On February 7, 2017 Security Land & Development Corporation offered to purchase up to 2,526,247 shares (approximately 48.2% of the Company’s outstanding shares) of its common stock from its stockholders through a tender offer at a price of $1.25 per share. The Offer is part of a plan intended to enhance stockholder value and provide liquidity for the stockholders. The Offer expires on March 15, 2017, unless extended by the Company.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the three months ended December 31, 2016, and a comparative analysis of the same period for 2015 are presented below:

			Increase (decrease)
			2016 compared to 2015
	2016	2015	Amount	Percent

Rent revenues	$414,939	$410,360	$4,579	1%
Operating expenses	243,028	250,793	(7,765)	-3%
Interest expense	36,601	40,528	(3,927)	-10%
Income tax expense, net	51,363	74,319	(22,956)	-31%
Other income	-	7,616	(7,616)	-100%
Net income	83,947	52,336	31,611	60%

Rent revenues consist of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia. The Company also earned rent revenue from a lease on the Wrightsboro Road property with an apparel and home goods retailer and a ground lease with an auto-repair service operation on an out-parcel of National Plaza.

Refer to the Company’s Form 10-K for the year ended September 30, 2016 for further information regarding the properties owned and their lease terms.

Total operating expenses for the three months ended December 31, 2016 decreased compared to the same period for 2015 due to a bonus to the Company’s president in relation to the sale of an approximately 1 acre outparcel of National Plaza and the Stanley Drive house paid in 2015. This was offset by slightly higher professional fees paid in 2016. Refer to the Company’s Form 10-K for the year ended September 30, 2016 for further information regarding these transactions. Management expects operating expenses for the remainder of the current fiscal year to be in-line with operating expenses above incurred for the first quarter.

Interest expense for the three months ended December 31, 2016 decreased compared to 2015 due to the decrease in debt resulting from scheduled principal payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease as outstanding debt continues to amortize.

Income tax expense for the three month period ended December 31, 2016 decreased compared to the same period for 2015 due to deferred tax expense recognized in 2015 related to the sale of the outparcel and rental house on Stanley Drive noted above.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2016 was 243%. The ratio was 202% at September 30, 2016.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing, and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $253,483. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur. The Company plans to use the $3,000,000 available line of credit to fund the February 7, 2017 tender offer.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

           As of September 30, 2016, the Company’s management evaluated the effectiveness of its internal control. Based on the evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2016 and identified a material weakness related to the lack of segregation of duties, accounting personnel with the requisite knowledge of GAAP and the lack of written policies and procedures over financial reporting.

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

Item  6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the condensed Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	February 10, 2017

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer