Form 10-Q
period 2017-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2017-05-15
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2017
Common Stock, $0.10 Par Value	5,243,107 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$794,261	$500,660
Receivables from tenants, net of allowance of $55,312
at March 31, 2017 and $53,809 at September 30, 2016	320,231	413,848
Prepaid property taxes	-	26,466
Income taxes receivable	-	22,441

Total current assets	1,114,492	963,415

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,811,650	6,905,492
Land and improvements held for investment or development	3,804,728	3,804,728

	10,616,378	10,710,220

OTHER ASSETS	64,764	69,627

Total Assets	$11,795,634	$11,743,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 152,710	$ 226,620
Income taxes payable	72,384	-
Current maturities of notes payable	256,586	250,418

Total current liabilities	481,680	477,038

LONG-TERM LIABILITIES
Notes payable, less current portion	2,645,813	2,775,666
Deferred income taxes	1,388,641	1,406,668

Total long-term liabilities	4,034,454	4,182,334

Total liabilities	4,516,134	4,659,372

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
5,243,107 shares issued and outstanding	524,311	524,311
Additional paid-in capital	333,216	333,216
Retained earnings	6,421,973	6,226,363

Total Stockholders' Equity	7,279,500	7,083,890

Liabilities and Stockholders' Equity	$11,795,634	$11,743,262

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES
Rent revenues	$431,151	$419,998	$846,090	$830,358

OPERATING EXPENSES
Depreciation and amortization	49,351	49,054	98,703	98,110
Property taxes	67,594	68,199	135,187	132,678
Payroll and related costs	26,778	29,295	52,841	113,926
Insurance and utilities	8,506	16,600	21,647	27,567
Repairs and maintenance	25,213	14,276	40,225	21,906
Professional services	28,460	18,750	85,492	48,878
Bad debt and other	7,737	1,879	22,572	5,781

	213,639	198,053	456,667	448,846

Operating income	217,512	221,945	389,423	381,512

OTHER INCOME (EXPENSE)
Interest	(36,863)	(39,810)	(73,464)	(80,338)
Other income	-	-	-	7,616

	(36,863)	(39,810)	(73,464)	(72,722)

Income before income taxes	180,649	182,135	315,959	308,790

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	79,245	77,544	138,376	135,360
Income tax deferred (benefit) expense	(10,259)	(7,611)	(18,027)	8,892
	68,986	69,933	120,349	144,252

Net income	111,663	112,202	195,610	164,538

RETAINED EARNINGS, BEGINNING OF PERIOD	6,310,310	5,978,448	6,226,363	5,926,112

RETAINED EARNINGS, END OF PERIOD	$6,421,973	$6,090,650	$6,421,973	$6,090,650

PER SHARE DATA
Net income per common share	$0.02	$0.02	$0.04	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$111,663	$112,202	$195,610	$164,538
Adjustments to reconcile net income to net cash provided by
operating activities:
Bad debts	(3,019)	-	(1,503)	-
Depreciation and amortization	49,351	49,054	98,703	98,110
Deferred income tax	(10,259)	(7,611)	(18,027)	8,892
Changes in deferred and accrued amounts	52,351	(17,084)	142,503	88,104

Net cash provided by operating activities	200,087	136,561	417,286	359,644

INVESTING ACTIVITIES
Additions to investment properties and improvements
to properties held for development	-	(39,906)	-	(47,611)

Net cash used in investing activities	-	(39,906)	-	(47,611)

FINANCING ACTIVITIES
Principal payments on notes payable	(62,218)	(59,268)	(123,685)	(117,822)

Net cash used in financing activities	(62,218)	(59,268)	(123,685)	(117,822)

Net increase in cash	137,869	37,387	293,601	194,211

CASH, BEGINNING OF PERIOD	656,392	569,671	500,660	412,847

CASH, END OF PERIOD	$794,261	$607,058	$794,261	$607,058

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$37,129	$39,817	$77,508	$80,610

Cash paid for income taxes	$42,862	$34,326	$43,531	$34,811

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

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

(Continued)

Note 1 – Basis of Presentation, Continued

Recently issued accounting standards, continued

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to require all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either finance leases or operating leases. This distinction will be relevant for the pattern of expense recognition in the income statement. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

In November, 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how restricted cash is presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 31, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2016, the FASB amended the Income Taxes topic of the Accounting Standards Codification to modify the accounting for intra-entity transfers of assets other than inventory. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB issued guidance to clarify the definitions of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the Accounting Standards Codification.  The ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards.  The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

In January 2017, the FASB amended the Goodwill and Other Topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company does not expect these amendments to have a material effect on its financial statements.

(Continued)

Note 1 – Basis of Presentation, Continued

Recently issued accounting standards, continued

In February 2017, the FASB amended the Other Income Topic of the Accounting Standards Codification to clarify the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at
March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
	(unaudited)

National Plaza building, land and improvements	$5,322,260	$5,322,260
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road building, land and improvements	1,905,875	1,905,875
Commercial land and improvements	3,804,728	3,804,728
	13,415,536	13,415,536

Less accumulated depreciation	(2,799,158)	(2,705,316)

Investment properties for lease, net of depreciation	$10,616,378	$10,710,220

Depreciation expense totaled approximately $47,000 and $45,000 for the three-month periods ended March 31, 2017 and 2016, respectively, and approximately $94,000 and $93,000 for the six-month periods ended March 31, 2017 and 2016, respectively.

National Plaza is a retail strip center located on Washington Road in Augusta Georgia. Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on approximately 18 acres of land in Columbia County, Georgia. The agreement required monthly rental payments of $20,833 during the development period, which was completed in January 2007. Following the expiration of the development period, the lease required annual rental payments of $500,000 for the first 5 years then increasing 5% in 2013, 2018, and 2023. The lessee has an option to renew in 2028 and another option every 5 years thereafter for a possible total lease term of 50 years. The lease provides for the tenant to pay for insurance and property taxes. The Company is recognizing rents on a straight-line basis over the lease term.

In September of 2015, the Company purchased a commercial building consisting of approximately 25,000 square feet of retail space and 27,000 square feet of warehouse space on approximately 3.5 acres of land located on Wrightsboro Road. The retail space is currently leased to a local retailer and rent commenced on October 1, 2015. The related lease term is 10 years with annual rental payments totaling $142,000, paid monthly, increasing to $153,000 per year in 2021. The warehouse space is available for lease. The Company is recognizing rents on a straight-line basis over the lease term.

(Continued)

Note 2 – Investment Properties, Continued

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1-acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,804,728 at March 31, 2017 and September 30, 2016, respectively.

Refer to the Company’s Form 10-K for the year ended September 30, 2016 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable and Line of Credit

Notes payable consisted of the following at:

	March 31, 2017	September 30, 2016
	(unaudited)
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	$1,642,699	$1,701,024
A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $15,220, including principal and interest, through April 2025, and bears interest at a fixed rate of 4%.	1,259,700	1,325,060
	2,902,399	3,026,084
Less current maturities	(256,586)	(250,418)
	$2,645,813	$2,775,666

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $256,586. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

In November of 2016, the Company obtained a $3,000,000 line of credit from a regional financial institution to finance a probable equity transaction. The Company has not used the line of credit. The line bears a rate of 3.5% and matures November 29, 2017. See Note 7 – Subsequent Event.

Note 4 – Income Taxes

At September 30, 2016, the Company had income taxes receivable of $22,441 related to the fiscal year 2016. As of March 31, 2017, the Company has income taxes payable of $72,384, all of which was related to estimated taxes due for the first quarter of 2017. The $72,384 liability was settled in April of 2017.

Note 5 - Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Substantially all of the Company’s revenues are earned from three of the Company’s investment properties, National Plaza, the Evans Ground Lease, and the Wrightsboro Road Lease, which comprise approximately 52%, 39% and 9% of the Company’s revenues, respectively, for the six-month period ended March 31, 2017. The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza. The Company generates approximately 31% of its revenues though its lease with Publix.

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

Note 7 – Subsequent Event

On February 7, 2017, Security Land & Development Corporation offered to purchase up to 2,526,247 shares (approximately 48.2% of the Company’s outstanding shares) of its common stock from its stockholders through a tender offer at a price of $1.25 per share. The Offer is part of a plan intended to enhance stockholder value and provide liquidity for the stockholders. The Offer expired on March 15, 2017, was extended by the Company, and on April 19, 2017 Security Land & Development Corporation amended the above offer to increase the offer price to $1.60 per share. The amended Offer expired on May 5, 2017.  On May 5, 2017, Security Land & Development Corporation amended the April 19, 2017 offer to increase the offer price to $1.75 per share. The most recent amended offer will expire May 26, 2017.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the six months ended March 31, 2017, and a comparative analysis of the same period for 2016 are presented below:

			Increase (decrease)
			2017 compared to 2016
	2017	2016	Amount	Percent

Rent revenues	$846,090	$830,358	$15,732	2%
Operating expenses	456,667	448,846	7,821	2%
Interest expense	73,464	80,338	(6,874)	-9%
Income tax expense, net	120,349	144,252	(23,903)	-17%
Other income	-	7,616	(7,616)	-100%
Net income	195,610	164,538	31,072	19%

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

Total operating expenses for the six months ended March 31, 2017 increased slightly compared to the same period for 2016 due primarily to slightly higher professional service fees, maintenance, and repair costs incurred in 2017 compared to the same period for 2016. Refer to the Company’s Form 10-K for the year ended September 30, 2016 for further information regarding these transactions. Management expects operating expenses for the remainder of the current fiscal year to be in-line with operating expenses above incurred for the first two quarters.

Interest expense for the six months ended March 31, 2017 decreased compared to 2016 due to the decrease in debt resulting from scheduled principal payments. Management expects interest expense for the remainder of the current fiscal year to continue to decrease as outstanding debt continues to amortize.

Income tax expense for the six month period ended March 31, 2017 decreased compared to the same period for 2016 due to deferred tax expense recognized in prior period related to the sale of the outparcel and rental house on Stanley Drive.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at March 31, 2017 was 231%. The ratio was 202% at September 30, 2016.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing, and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $256,586. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur. The Company plans to use the $3,000,000 available line of credit to fund the tender offer.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

101

The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the condensed Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 15, 2017

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer