Form 10-Q
period 2017-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2017-08-17
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

___________________

FORM 10-Q
___________________

'☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

☐	Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period of ____________ to ____________

Commission File Number 0-7865.

___________________

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

___________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2017
Common Stock, $0.10 Par Value	3,814,436 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,041,757	$500,660
Receivables from tenants, net of allowance of $73,762
at June 30, 2017 and $53,809 at September 30, 2016	376,715	413,848
Prepaid property taxes	-	26,466
Income taxes receivable	-	22,441

Total current assets	1,418,472	963,415

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,788,421	6,905,492
Land and improvements held for investment or development	3,804,728	3,804,728

	10,593,149	10,710,220

OTHER ASSETS	62,332	69,627

	$12,073,953	$11,743,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$231,573	$226,620
Income taxes payable	25,025	-
Current maturities of notes payable and line of credit	2,759,729	250,418

Total current liabilities	3,016,327	477,038

LONG-TERM LIABILITIES
Notes payable, less current portion	2,579,690	2,775,666
Deferred income taxes	1,377,059	1,406,668

Total long-term liabilities	3,956,749	4,182,334

Total liabilities	6,973,076	4,659,372

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
3,977,189 shares issued and outstanding at June 30, 2017
and 5,243,107 shares issued and outstanding at September 30, 2016	397,719	524,311
Additional paid-in capital	-	333,216
Retained earnings	4,703,158	6,226,363
Total Stockholders' Equity	5,100,877	7,083,890

Liabilities and Stockholders' Equity	$12,073,953	$11,743,262

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES
Rent Revenues	$456,959	$421,639	$1,303,049	$1,251,997

OPERATING EXPENSES
Depreciation and amortization	49,476	49,072	148,179	147,182
Property taxes	67,593	68,198	202,780	200,876
Payroll and related costs	30,537	24,049	83,378	137,975
Insurance and utilities	27,804	30,300	49,451	57,867
Repairs and maintenance	67,823	60,214	108,048	82,120
Professional services	67,211	11,250	152,703	60,128
Bad debt and other	25,610	4,466	48,182	10,247

	336,054	247,549	792,721	696,395

Operating income	120,905	174,090	510,328	555,602

OTHER INCOME (EXPENSE)
Interest	(43,082)	(38,414)	(116,546)	(118,752)
Other Income	-	-	-	7,616

	(43,082)	(38,414)	(116,546)	(111,136)

Income before income taxes	77,823	135,676	393,782	444,466

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	52,641	56,590	191,017	191,950
Income tax deferred expense (benefit)	(11,582)	(7,637)	(29,609)	1,255
	41,059	48,953	161,408	193,205

Net income	$36,764	$86,723	$232,374	$251,261

PER SHARE DATA
Net income per common share	$0.01	$0.02	$0.06	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional		Total
	Common	Paid-in	Retained	Stockholders'
	Stock	Capital	Earnings	Equity

Balance, September 30, 2015	$524,311	$333,216	$5,926,112	$6,783,639
Net income	-	-	251,261	251,261
Balance, June 30, 2016	524,311	333,216	6,177,373	7,034,900
Net income	-	-	48,990	48,990
Balance, September 30, 2016	524,311	333,216	6,226,363	7,083,890
Net income	-	-	232,374	232,374
Purchase and retirement of common stock	(126,592)	(333,216)	(1,755,579)	(2,215,387)
Balance, June 30, 2017	$397,719	$-	$4,703,158	$5,100,877

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$36,764	$86,723	$232,374	$251,261
Adjustments to reconcile net income to net cash provided
by operating activities:
Bad debts	(18,450)	-	(19,953)	-
Depreciation and amortization	49,476	49,072	148,179	147,182
Deferred income tax	(11,582)	(7,637)	(29,609)	1,255
Changes in deferred and accrued amounts	(6,532)	(113,230)	135,971	(25,126)

Net cash provided by operating activities	49,676	14,928	466,962	374,572

INVESTING ACTIVITIES
Additions to investment properties and other assets for
improvements to properties held for lease	(23,813)	(21,095)	(23,813)	(68,706)

Net cash used in investing activities	(23,813)	(21,095)	(23,813)	(68,706)

FINANCING ACTIVITIES
Purchase and retirement of common stock	(2,215,387)	-	(2,215,387)	-
Proceeds from notes payable and line of credit	2,500,000	-	2,500,000	-
Principal payments on notes payable	(62,980)	(59,994)	(186,665)	(177,816)

Net cash provided by (used in) financing activities	221,633	(59,994)	97,948	(177,816)

Net increase (decrease) in cash	247,496	(66,161)	541,097	128,050

CASH, BEGINNING OF PERIOD	794,261	607,058	500,660	412,847

CASH, END OF PERIOD	$1,041,757	$540,897	$1,041,757	$540,897

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$39,038	$39,617	$116,546	$120,227

Cash paid for income taxes	$100,000	$185,000	$143,531	$219,811

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10 Q, Article 8 of Regulation S X and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10 K for the year ended September 30, 2016 when reviewing these interim financial statements.

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

Critical Accounting Policies:

Estimates of Useful Lives of Investment Properties for Purposes of Depreciation

Management has estimated useful lives of investment properties, except for land, that is leased, and the Company utilizes the straight line method to compute depreciation over the estimated useful lives of the investment properties. Actual depreciation of investment properties will vary from management’s estimates, and the value of investment properties is more directly impacted by market conditions and the physical condition of the investment properties.

Evaluation of Long Lived Assets for Impairment

The Company evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of investment properties may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when the expected future cash flows of the asset are less than its carrying amount.

Estimates of Income Tax Rates Applicable to Deferred Taxes

The Company has deferred income taxes through a series of tax deferred like kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets. Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Refer to the Company’s Form 10 K for the year ended September 30, 2016 for further information regarding its critical accounting policies.

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

In August 2015, the FASB deferred the effective date of ASU 2014 09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014 09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

(Continued)

Note 1 – Basis of Presentation, Continued

Recently Issued Accounting Standards, continued

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to require all leases with lease terms over 12 months to be capitalized as a right of use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either finance leases or operating leases. This distinction will be relevant for the pattern of expense recognition in the income statement. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

In October 2016, the FASB amended the Income Taxes topic of the Accounting Standards Codification to modify the accounting for intra entity transfers of assets other than inventory. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

(Continued)

Note 1 – Basis of Presentation, Continued

Recently Issued Accounting Standards, continued

In February 2017, the FASB amended the Other Income Topic of the Accounting Standards Codification to clarify the scope of the guidance on nonfinancial asset de recognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the de recognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at June 30, 2017 and September 30, 2016:

	June 30,	September 30,
	2017	2016
	(unaudited)

National Plaza building, land and improvements	$5,322,260	$5,322,260
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road building, land and improvements	1,929,688	1,905,875
Commercial land and improvements	3,804,728	3,804,728
	13,439,349	13,415,536
Less accumulated depreciation	(2,846,200)	(2,705,316)

Investment properties for lease, net of depreciation	$10,593,149	$10,710,220

Depreciation expense totaled approximately $47,000 for the three month periods ended June 30, 2017 and 2016, and approximately $141,000 and $140,000 for the nine month periods ended June 30, 2017 and 2016, respectively.

National Plaza is a retail strip center located on Washington Road in Augusta Georgia. Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

The Company entered into a long term ground lease with a major national tenant and its developer in May 2006 on approximately 18 acres of land in Columbia County, Georgia. The agreement required monthly rental payments of $20,833 during the development period, which was completed in January 2007. Following the expiration of the development period, the lease required annual rental payments of $500,000 for the first 5 years then increasing 5% in 2013, 2018, and 2023. The lessee has an option to renew in 2028 and another option every 5 years thereafter for a possible total lease term of 50 years. The lease provides for the tenant to pay for insurance and property taxes. The Company is recognizing rents on a straight line basis over the lease term.

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

(Continued)

Note 2 – Investment Properties, Continued

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1 acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,804,728 at June 30, 2017 and September 30, 2016, respectively.

Refer to the Company’s Form 10 K for the year ended September 30, 2016 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable and Line of Credit

Notes payable and line of credit consisted of the following at:

	June 30,	September 30,
	2017	2016
	(unaudited)
A note payable to an insurance company collateralized with
approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long term ground lease. The note is payable in monthly installments of $17,896, including principal and interest,
through May 1, 2027, and bears interest at a fixed rate of 5.85%.	$ 1,612,892	$ 1,701,024

A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $15,220, including principal and interest, through April 2025, and bears interest at a
fixed rate of 4%.	1,226,527	1,325,060

A $3,000,000 line of credit from a regional financial institution to finance a stock purchase of 1,268,171 shares. The line bears a rate
of 3.5% and matures November 29, 2017.	2,500,000
	5,339,419	3,026,084
Less current maturities	(2,759,729)	(250,418)
	$ 2,579,690	$ 2,775,666

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable and line of credit will require the Company to make payments over the next 12 months totaling $2,759,729. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur. The Company plans to refinance the line of credit to a term note.

Note 4 – Income Taxes

At September 30, 2016, the Company had income taxes receivable of $22,441 related to the fiscal year 2016. As of June 30, 2017, the Company has income taxes payable of $25,025 related to the fiscal year 2017.

Note 5 Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Substantially all of the Company’s revenues are earned from three of the Company’s investment properties, National Plaza, the Evans Ground Lease, and the Wrightsboro Road Lease, which comprise approximately 53%, 38% and 9% of the Company’s revenues, respectively, for the nine month period ended June 30, 2017. The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza. The Company generates approximately 31% of its revenues through its lease with Publix.

Note 6 Related Party Transactions

The Company purchases insurance from an insurance company of which a member of the Company’s Board of Directors is President Emeritus. The Company’s Board of Directors believes that the insurance prices obtained from the insurance company were not in excess of prices that would have been paid had the Company obtained this insurance from other sources. This member of the Company’s Board of Directors sold his shares back to the Company during the quarter and subsequently is no longer a member of the Board of Directors.

During the quarter, the Company paid a stockholder who is also the son of the President for accounting services. The Company’s Board of Directors believes that the accounting services paid to the son of its President were not in excess of prices that would have been paid had the Company obtained accounting services from other sources.

See Note 8 – Subsequent Events.

Note 7 – Shareholders’ Equity

On February 7, 2017, Security Land and Development Corporation offered to purchase up to 2,526,247 shares (approximately 48.2% of the Company’s outstanding shares) of its common stock from its stockholders through a tender offer (“the Offer”) at a price of $1.25 per share. The Offer is part of a plan intended to enhance stockholder value and provide liquidity for the stockholders. The Offer expired on March 15, 2017, was extended by the Company, and on April 19, 2017 Security Land and Development Corporation amended the above offer to increase the offer price to $1.60 per share. The amended Offer expired on May 5, 2017. On May 5, 2017, Security Land and Development Corporation amended the April 19, 2017 Offer to increase the offer price to $1.75 per share. Within the offer period, 192,860 shares were sold by members of the Board of Directors who are not part of the Flanagin family. As of June 30, 2017, the percentage of common stock owned by the Flanagin Family was 58.7%. The Company purchased and retired a total of 1,265,918 shares of its stock for $2,215,387. The Company utilized funds procured from a line of credit as noted above in Note 3 – Notes Payable and Line of Credit.

Note 8 – Subsequent Events

On July 5, 2017, a member of the Flanagin family who is also a member of the Company’s Board of Directors, elected to sell 80,500 shares, a portion of his holding in the Company, back to the company for $1.75 per share or $140,875.

On July 5, 2017, another member of the Flanagin family who is also a member of the Company’s Board of Directors, elected to sell 80,000 shares, a portion of his holding in the Company, back to the company for $1.75 per share or $140,000.

The Flanagin family’s ownership percentage of common stock decreased to 56.9% after two Flanagin family members sold the common stock back to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the nine months ended June 30, 2017, and a comparative analysis of the same period for 2016 are presented below:

			Increase (decrease)
			2017 compared to 2016
	2017	2016	Amount	Percent

Rent revenues	$1,303,049	$1,251,997	$51,052	4%
Operating expenses	792,721	696,395	96,326	14%
Interest expense	116,546	118,752	(2,206)	-2%
Income tax expense, net	161,408	193,205	(31,797)	-16%
Other income		7,616	(7,616)	-100%

Net income	232,374	251,261	(18,887)	-8%

Rent revenues consist of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia. The Company also earned rent revenue from a lease on the Wrightsboro Road property with an apparel and home goods retailer and a ground lease with an auto repair service operation on an out parcel of National Plaza.

Refer to the Company’s Form 10 K for the year ended September 30, 2016 for further information regarding the properties owned and their lease terms.

Total operating expenses for the nine months ended June 30, 2017 increased compared to the same period for 2016 due primarily to higher professional service fees and maintenance and repair costs incurred in 2017 compared to the same period for 2016. Refer to the Company’s Form 10 K for the year ended September 30, 2016 for further information regarding these transactions. Management expects operating expenses for the remainder of the current fiscal year to be in line with operating expenses above incurred for the first three quarters.

Interest expense for the nine months ended June 30, 2017 decreased compared to 2016 due to the decrease in debt resulting from scheduled principal payments. Management expects interest expense for the remainder of the current fiscal year to increase due to the addition of the line of credit.

Income tax expense for the nine month period ended June 30, 2017 decreased compared to the same period for 2016 due to deferred tax expense recognized in prior period related to the sale of the outparcel and rental house on Stanley Drive.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at June 30, 2017 was 47%. The ratio was 202% at September 30, 2016.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing, and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable and line of credit will require the Company to make payments over the next 12 months totaling $2,759,729. The Company plans to refinance the line of credit to a term note. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Cautionary Note Regarding Forward Looking Statements:

The results of operations for the nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

(a)  Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a 15(e) and 15d 15(e) under the Securities and Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were ineffective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved for Future Use

Item 5. Other Information

Management of the Company notes that no Forms 8 K were filed during the period and Management is not aware of any un reported matters occurring during the period that would require disclosure in a Form 8 K.

Item 6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes Oxley Act of 2002

101

The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10 Q for the quarter ended June 30, 2017is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Retained Earnings, (iii) the condensed Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION
(Registrant)

By:	/s/ T. Greenlee Flanagin	August 14, 2017

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer