Form 10-K
period 2017-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2018-01-11
CIK 88572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

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

Large accelerated filer [  ]    Accelerated filer [  ]        Non-accelerated filer [  ]       Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

The registrant’s total revenues for the fiscal year ended September 30, 2017 were $1,721,499.

As of the close of the period covered by this report, registrant had outstanding 3,797,137 shares of common stock.  There is no established market for the common stock of the registrant.  Therefore, the aggregate market value of the voting stock held by non-affiliates of the registrant is not known.

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

The Company’s primary development and income producing activities are:

  Retail strip center on 14.24 acres on Washington Road in Augusta, Georgia (the “National Plaza”).  Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. (“Publix”) who operates a retail food supermarket.  The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants.  At September 30, 2017, approximately 10,400 square feet of this remaining space was leased.

  An outparcel of National Plaza that is 0.89 acres and is leased commercially under a 20-year ground-lease to an auto-repair service operation.

  Long-term ground lease ("Evans Ground Lease") on approximately 17 acres in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive to Lowe's, a national home improvement retailer.

  Commercial building on Wrightsboro Road in Augusta, Georgia.  Approximately 25,000 square feet is currently leased to a retailer.  The building includes an additional 27,000 square feet of warehouse space that is for lease as of September 30, 2017.

The Company owns certain other properties that are more fully described in Item 2, “Properties.”

In January of 2007 construction of the Evans Ground Lease was completed and the Company began collecting full monthly rent.  The Evans Ground Lease represents approximately 35% of the Company’s net leased assets at September 30, 2017.  Rent revenue, including monthly rent, recognition of previously deferred revenue and property taxes from the Evans Ground Lease represented 39% and 40% of the Company’s total gross rent revenue for the years ended September 30, 2017 and 2016, respectively.  The Company also expects the long-term ground lease in Evans, Georgia to provide a substantial portion of the Company’s revenue from leasing in future years.

Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995.  National Plaza represents approximately 38% of the Company’s net leased assets at September 30, 2017.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the lease with Publix Supermarkets, Inc. represented 32% and 35% of the Company’s total gross rent revenue for the years ended September 30, 2017 and 2016, respectively.  Management of the Company expects this lease to continue to provide a substantial portion of the Company’s revenue from leasing.   See Item 2, “Properties” for additional information related to these properties and the lease agreements.

In September of 2015 the Company purchased a Commercial building on 3.5 acres of land located on Wrightsboro Road in Augusta, Georgia.  The building is currently partially leased to a local retailer.  The Wrightsboro Road property represents approximately 27% of the Company’s net leased assets at September 30, 2017.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from this lease represented 9% of the Company’s total gross rent revenue for both years ended September 30, 2017 and 2016.

The Company owns additional undeveloped land parcels in and around the Augusta, Georgia and North Augusta, South Carolina area that are being held for investment purposes. Management of the Company believes that the market value of the property owned is greater than its carrying value. The Company presently has four employees, three of whom are officers and/or stockholders of the Company.

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

  Commercial Building on approximately 3.5 acres on Wrightsboro Road in Augusta, Georgia.

Description of real estate and operating data:

The Company holds approximately 12.54 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road.  The land was purchased in five transactions.  Initially, the Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest held by two individuals, one of which is a principal stockholder and member of the Board of Directors.  In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest.  One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company.  The aggregate purchase price of the land was $522,846.  A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described.  The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals.  The purchase price of the land was $371,970.  In a fourth transaction, the Company purchased an additional 1.03 acres for $342,122 on Old Evans Road in Evans, Georgia that adjoins the above-described properties.  And in the fifth and final transaction in 2004, the Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels from a member of the Board of Directors.  The cost of the parcel acquired in 2004, was $467,874.  The Company's net book value of the investment properties acquired in these five transactions of $1,679,612, including the cost of improvements thereon, is approximately 15% of the Company’s total assets at September 30, 2017.  The Company has a Federal tax basis in the investment property of $1,044,109.  The Company signed a long-term ground lease for the development of a Lowe’s home improvement store on this property as well as the 4.61 acres, discussed below, during 2006. The Company began earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia during the 3rd Quarter of 2006.  The Company received $20,833 in monthly rent until the January 2007 expiration of the development period.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. A note payable to an insurance company is collateralized with the property and an assignment of the long-term ground lease.  The note is payable in monthly installments of $17,896 including interest, through May 1, 2027, and bears interest of a fixed rate of 5.85%.  The balance of the loan was $1,582,647 at September 30, 2017.  Property taxes paid on this property and the 4.61 acres described above in 2017 totaled $129,214.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia.  The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of $511,726 and with approximately $250,000 of proceeds from a note payable.  The office building was demolished during 2006.  The Company's net book value in this property is $703,061 at September 30, 2017.  For tax purposes, the Company recognized a loss of $236,859 on the demolition of the building in 2006.  The Company's Federal tax basis in the property is approximately $173,198 at September 30, 2017.  There is no outstanding debt on this property at September 30, 2017.  Prior to the demolition, the property, excluding land cost, was being depreciated for financial reporting purposes using the straight-line method over 39 years.  The property adjoins the 12.77 acres of land in Evans, Georgia.  In July 2009, the Company sold an easement consisting of approximately .52 acres of the total Evans Ground Lease tract for $300,000.  The Company recognized a gain of approximately $195,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement.  The Company’s management does not feel that the easement sale had any adverse impact on the existing lease or the Company’s ability to lease the land going forward.  In July 2013, the Company sold approximately ..24 acres of the total Evans Ground Lease tract for $156,000.  The Company recognized a gain of approximately $108,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement.

The Company's net book value of National Plaza, $2,487,641 at September 30, 2017, amounts to approximately 22% of the Company’s total assets at September 30, 2017.

Construction of National Plaza was completed in May 1995.  National Plaza has 69,000 square feet of available lease space.  National Plaza was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose.  The Company has leased 56,000 square feet to Publix, which, as National Plaza’s anchor tenant, operates a retail food supermarket.  The Company, as lessor, has a twenty-year lease agreement with Publix.  The lease became effective May 15, 1995.  The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this Publix store’s annual gross sales in excess of approximately $37 million.  For the Company’s years ended September 30, 2017 and 2016, the supermarket had not achieved this sales level.  The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix.  For 2017, the amount billed was $57,165. The original lease term expired in June of 2015 and the tenant exercised an option for an additional 5 years.  At the lessee’s option the lease may be extended in five-year increments for an additional 15 years on substantially the same lease terms.  As part of the lease agreement, Publix contributed approximately $493,000 to the construction of National Plaza.  The Company capitalized this contribution and recognized the related revenue over the original twenty-year life of the lease.

The Company financed National Plaza with a $4,300,000 loan, with interest that was fixed at 7.875%.  Annual principal and interest payments totaled $427,596.  This note was paid in full in March 2015.  As of September 30, 2017, the Company has no outstanding debt on this property, however, it is being used as collateral for other Company financing as described in the Notes to Consolidated Financial Statements, Note 3 - Notes Payable.  The property is located on Washington Road in Augusta, Georgia.  Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company’s tenants.  The Company’s operation of National Plaza is dependent upon management’s ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants.  The Company competes with other retail strip centers in the area to maintain stable occupancy.  Management of the Company believes that the location and visibility of National Plaza provides for favorable conditions for maintaining occupancy.  At September 30, 2017, the Company had leased 80% of the 13,000 square feet not leased to Publix.  These individual leases have terms averaging five years, with monthly lease payments including contributions for common area maintenance (“CAM”), real estate taxes and insurance ranging from $1,517 to $6,761.  Following is selected statistical information regarding National Plaza at September 30, 2017:

Occupancy rate - 96%	(Publix is the only tenant to occupy 10% or more of the leasable square feet.)

Effective rental rates –

	Square Feet	Rental Per
	Leased	Square Foot

Publix Supermarkets, Inc.	56,000	$ 8.25
Other tenants	10,400	16.71

The principal business of the other tenants occupying space as of September 30, 2017 includes a restaurant, a stock brokerage office, a nail salon, a ticket broker, a hearing-aid retailer, a short-term lender and the county tag office.

A schedule of lease expirations at National Plaza, beginning with the Company’s year-end September 30, 2018 is presented below (does not include potential extensions, or ground leases on outparcels).

		Total area in		Percentage of
	Number of	square feet	Annual rental	gross annual
Year ending	tenants whose	covered by	represented by	rents represented
September 30,	leases will expire	expiring leases	expiring leases	by expiring leases

2018	1	1,300	$ 16,800	1%
2019	2	3,900	$ 91,536	5%
2020	3	58,800	$ 495,271	29%
2021	1	1,300	$ 17,640	1%
2022	-	-	$ -	-
Thereafter	1	1,300	$ 18,192	1%

The percentage of gross annual rents represented by expiring leases as presented above was calculated as if each lease was in effect for the full twelve-month fiscal period.

The Company's Federal tax basis in National Plaza at September 30, 2017, excluding land and before accumulated depreciation is $4,547,915.  Federal tax basis accumulated depreciation is $2,825,306.  Property taxes on National Plaza totaled $88,506 in 2017.  In June of 2015 the Company sold approximately 1 acre of vacant land previously included as part of National Plaza adjoining Stanley Drive. The proceeds were utilized as part of a like-kind-exchange to purchase the commercial building on Wrightsboro Road described below.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia.  The property was purchased for $145,847.  The property was sold in June of 2015 and the proceeds were utilized as part of a like-kind-exchange to purchase the commercial building on Wrightsboro Road described below.

During 2007, the Company purchased approximately 14.57 acres of undeveloped land for $2,339,678 held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.  At September 30, 2017, there is no outstanding debt on the property.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $160,000 for future development adjoining the 14.57 acres.  At September 30, 2017, there is no outstanding debt on this additional 1 acre.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $350,000 held for future development adjoining the 14.57 acres.  During 2008, the Company purchased an additional 2.81 acres of undeveloped land for $421,500 held for future development adjoining the 14.57 acres. In total, the undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina is 19.38 acres.  As of September 30, 2017, the Company has no outstanding debt on this property.

In September of 2015, the Company purchased a commercial building consisting of approximately 25,000 square feet of retail space and 27,000 square feet of warehouse space on approximately 3.5 acres of land located on Wrightsboro road.  The retail space is currently leased to a local retailer and rent commenced on October 1, 2015. The warehouse space was available for lease as of September 30, 2017.  The property was purchased using proceeds from a like-kind exchange from sales in June of 2015 of approximately 1 acre of undeveloped land previously included as part of National Plaza adjoining Stanley Drive and a residential house located on Stanley Drive.

No other property owned by the Company at September 30, 2017, had a book value amounting to 10% or more of the total assets of the Company.

All properties owned by the Company are owned in fee simple interest.

In the opinion of management of the Company, all properties owned by the Company are adequately covered by insurance.

Item 3. Legal Proceedings.

The Company is not a party to any matters of litigation.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s securities.  The approximate number of holders of the Company’s common stock is 353.

No dividends have been declared or paid during the two years ended September 30, 2017 and 2016.  The Company has no restrictions that currently, or that may reasonably be expected to, materially limit the amount of dividends paid.

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

Estimates of Income Tax Rates Applicable to Deferred Taxes

Company management has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets.  Company management has estimated deferred income tax liabilities of $1,367,556 at September 30, 2017.  Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management’s estimates due to changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Results of Operations:

			Increase (Decrease)
			2017 compared to 2016
	2017	2016	Amount	Percent

Rent revenues	$ 1,721,499	$ 1,659,592	$ 61,907	4%
Operating expenses	978,138	982,161	(4,023)	(1%)
Interest expense	200,671	161,017	39,654	25%
Other income	5,924	7,616	(1,692)	(22%)
Net income	331,817	300,251	31,566	10%

Rent revenues from leasing activities is provided by the following properties:

	2017	2016	2015

National Plaza	$ 837,276	$ 780,202	$ 761,245
Outparcel at National Plaza	67,112	67,500	62,400
Evans Ground Lease	665,939	661,212	663,957
Wrightsboro Road Other	147,680 3,492	148,470 2,208	- 3,500

	$ 1,721,499	$ 1,659,592	$ 1,491,102

Years Ended September 30, 2017 and 2016

National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix as the investment property’s anchor tenant.  See Item 2, “Properties” for additional information regarding the lease agreement with Publix.  The remaining 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 80% leased as of both September 30, 2017 and 2016.  Attempts are being made to lease vacant space.  Also see Item 2, “Properties” for effective rental rates and lease expirations related to this property.  Rent revenue from Publix and National Plaza increased slightly as compared with the prior years due to recognizing the first full year of leasing an available 1,300 square foot to One Main Financial and temporary rental of the vacant lots within National Plaza. In May 2006, the Company entered into a long-term ground lease with Lowes, a national home improvement retailer, with a portion of total monthly rent due during the construction period, which was completed in January 2007. See Item 2, “Properties” for additional information regarding the Evans Ground Lease.  Management expects the above two lease arrangements to continue to provide a substantial portion of the Company’s revenues.

Operating expenses decreased by $4,023, (1%) from 2016.  Operating costs of the Company consists mainly of the costs of managing National Plaza and property taxes related to the Company’s land holding portfolio.  This increase was due primarily to parking lot repairs and painting at National Plaza.  Company management expects operating expenses for 2018 to be comparable to 2017 expenses.

Interest expense increased by $39,654, 25% from 2016.  The Company’s interest costs relate to outstanding debt on the Company’s land holdings as discussed above in Item 2, “Properties”, as well as interest related to deferred financing costs that have been reclassified from amortization expense. Company management expects interest expense for 2018 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

Liquidity and Sources of Capital:

The percentage of current assets to current liabilities was 103% at September 30, 2017, and was 202% at September 30, 2016.  Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments in fiscal year 2018 totaling $388,322.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

As of September 30, 2017, the Company’s cash flow from operations is approximately $580,415 while current maturities of debt are approximately $388,322.  If the Company experiences cash flow shortages and is unable to generate adequate cash flows from operations to fund current debt maturities and other obligations, the Company’s management intends to seek additional financing from other sources but there can be no assurance that this will occur.  In the past, the Company has been successful in seeking additional financing.  These sources of capital include selling certain of its fully owned and un-collateralized assets or borrowing money from certain stockholders.

In November 2016, the Company obtained a $3,000,000 line of credit from a regional financial institution to finance equity transactions.  During 2017, the Company borrowed $2,500,000 against this line of credit to finance a stock purchase of 1,445,970 shares.  The line accrued interest at 3.5%.  In August 2017, the company secured a note payable for $3,209,423 with a 10 year term that accrues interest at an annual rate of 4.3%.  The proceeds from this note were used to pay off the above noted line of credit balance and other outstanding debt.

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

Item 8. Financial Statements

The following consolidated financial statements of Security Land & Development Corporation are included herein:

Report of Independent Registered Public Accounting Firm
(audit of financial statements as of and for the years ended
September 30, 2017 and 2016)

Consolidated Balance Sheets as of September 30, 2017 and 2016

Consolidated Statements of Income
for the years ended September 30, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity
as of September 30, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended
September 30, 2017 and 2016

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Security Land and Development Corporation

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation (“the Company”) as of September 30, 2017 and 2016, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Security Land and Development Corporation as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Augusta, Georgia

January 10, 2018

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	For the Years
	Ended September 30,
	2017	2016

ASSETS
CURRENT ASSETS
Cash	$ 254,522	$ 500,660
Receivables from tenants, net of allowance of $71,967
and $53,809 at September 30, 2017 and 2016, respectively	365,589	413,848
Prepaid property taxes	29,768	26,466
Income taxes receivable	-	22,441

Total current assets	649,879	963,415

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,742,993	6,905,492
Land and improvements held for investment or development	3,804,728	3,804,728

	10,547,721	10,710,220

OTHER ASSETS	17,774	22,700

	$ 11,215,374	$ 11,696,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 223,482	$ 226,620
Income taxes payable	19,917	-
Current maturities of notes payable	388,322	250,418

Total current liabilities	631,721	477,038

LONG-TERM LIABILITIES
Notes payable, less current portion and deferred financing costs	4,330,863	2,728,739
Deferred income taxes	1,367,556	1,406,668

Total long-term liabilities	5,698,419	4,135,407

Total liabilities	6,330,140	4,612,445

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
3,797,137 shares issued and outstanding at September 30, 2017
and 5,243,107 shares issued and outstanding at September 30, 2016	379,719	524,311
Additional paid-in capital	-	333,216
Retained earnings	4,505,515	6,226,363

Total Stockholders’ Equity	4,885,234	7,083,890

Liabilities and Stockholders’ Equity	$ 11,215,374	$ 11,696,335

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years
	Ended September 30,
	2017	2016

OPERATING REVENUES
Rent Revenues	$ 1,721,499	$ 1,659,592

OPERATING EXPENSES
Depreciation and amortization	191,371	191,583
Property taxes	277,664	266,513
Payroll and related costs	108,434	164,424
Insurance and utilities	69,141	77,561
Repairs and maintenance	122,202	197,321
Professional services	191,566	68,628
Bad debt	1,419	1,553
Other	16,341	14,578

	978,138	982,161

Operating income	743,361	677,431

OTHER INCOME (EXPENSE)
Interest expense	(200,671)	(161,017)
Other income	5,924	7,616

	(194,747)	(153,401)

Income before income taxes	548,614	524,030

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	255,909	230,298
Income tax deferred benefit	(39,112)	(6,519)
	216,797	223,779

Net income	$ 331,817	$ 300,251

PER SHARE DATA
Net income per common share	$ 0.09	$ 0.06

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional		Total
	Common	Paid-in	Retained	Stockholders'
	Stock	Capital	Earnings	Equity

Balance, September 30, 2015	$ 524,311	$ 333,216	$ 5,926,112	$ 6,783,639
Net income	-	-	300,251	300,251
Balance, September 30, 2016	524,311	333,216	6,226,363	7,083,890
Net income	-	-	331,817	331,817
Purchase and retirement of common stock	(144,592)	(333,216)	(2,052,665)	(2,530,473)
Balance, September 30, 2017	$ 379,719	$ -	$ 4,505,515	$ 4,885,234

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended September 30,
	2017	2016

OPERATING ACTIVITIES
Net income	$ 331,817	$ 300,251
Adjustments to reconcile net income to net cash provided by
operating activities:
Bad debts	1,419	1,553
Depreciation and amortization	191,371	191,583
Interest on deferred financing costs	4,723	4,668
Write off deferred financing costs	24,178	-
Changes in deferred and accrued amounts
Receivables from tenants	30,101	(28,932)
Prepaid property taxes	(3,302)	(3,215)
Income taxes receivable	22,441	(8,178)
Accounts payable and accrued expenses	(3,138)	(56,149)
Income taxes payable	19,917	-
Deferred income taxes	(39,112)	(6,519)

Net cash provided by operating activities	580,415	395,062

INVESTING ACTIVITIES
Additions to investment properties and other assets for
improvements to properties held for lease	(7,207)	(68,707)

Net cash used in investing activities	(7,207)	(68,707)

FINANCING ACTIVITIES
Purchase and retirement of common stock	(2,530,473)	-
Proceeds from line of credit	2,500,000	-
Payments on line of credit	(2,500,000)	-
Proceeds from notes payable	3,209,423	-
Principal payments on notes payable	(1,464,333)	(238,542)
Payments for deferred financing costs	(33,963)	-

Net cash used in financing activities	(819,346)	(238,542)

Net (decrease) increase in cash	(246,138)	87,813

CASH, BEGINNING OF YEAR	500,660	412,847

CASH, END OF YEAR	$ 254,522	$ 500,660

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$ 173,912	$ 158,847

Cash paid for income taxes	$ 212,862	$ 238,476

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

During 2017 and 2016, substantially all operating revenues and operating expenses were related to real estate leasing.  A substantial portion of rent revenues were earned from two investment properties, a commercial retail center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia (“National Plaza”) and the Evans Ground Lease on Washington Road in Evans, Georgia (“Evans Ground Lease”).   National Plaza provided approximately 53% of gross rent revenue in 2017 and 51% in 2016.  Approximately 81% of National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200.  National Plaza comprises approximately 37% of the asset Investment Properties for Lease, net of Accumulated Depreciation.  The Evans Ground Lease provided approximately 39% and 40% of gross rental revenue in 2017 and 2016, respectively.  This property, leased to a national home improvement retailer, earned rents totaling approximately $542,000 in 2017 and $539,000 in 2016, respectively.  The Evans Ground Lease comprises approximately 35% of investment properties held for lease, net, by the Company at September 30, 2017.

In September of 2015 the Company purchased a commercial building on 3.5 acres of land located on Wrightsboro Road in Augusta, Georgia.  The building is partially leased to a local retailer with a rental period beginning October 1, 2015.  The Wrightsboro Road property represents approximately 28% of the Company’s net leased assets at September 30, 2017.  The Wrightsboro Road lease provided approximately 9% of gross rental revenue in both 2017 and 2016.

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

Revenue recognition

Rent revenue is recognized on a straight-line basis over the term of the related lease agreements.  The Company is reimbursed by tenants for property taxes and other maintenance fees.  These reimbursements billed totaled $300,113 and $269,373, which is included in rent revenue, for the years ended September 30, 2017 and 2016, respectively.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount. The Company measures the impairment loss as the amount by which the asset's carrying amount exceeds the fair value of the asset. At September 30, 2017 and 2016, the Company believes that none of its long-lived assets are impaired.

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements.  Receivables are carried at original invoice amount.  Management estimates an allowance for doubtful accounts by regularly evaluating individual tenant receivables and considering the collectability of balances due based on each tenant’s financial condition, credit history, and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recognized in income when received.  The Company has an allowance for uncollectible accounts of $71,967 and $53,809 at September 30, 2017 and 2016, respectively.

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method.  Lease commissions, net of accumulated amortization, of $17,774 and $22,700 at September 30, 2017 and 2016, respectively, are included in Other Assets in the accompanying consolidated balance sheets.

Deferred financing costs

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company adopted ASU 2015-03 as of the year ended September 30, 2017, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $51,719 and $46,927 of net unamortized debt issuance costs related to the Company’s long-term debt (see Note 3) from other assets to long-term debt within its consolidated balance sheets of both September 30, 2017 and September 30, 2016, respectively. Other than the reclassification, the adoption of ASU 2015-03 did not have an impact on the Company’s consolidated financial statements. Deferred financing cost are amortized over the term of the respective loan on a straight line basis.

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

The Company has adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements.  Management is not aware of any uncertain tax positions as of September 30, 2017 and 2016.

Statements of equity

On February 7, 2017, Security Land and Development Corporation offered to purchase up to 2,526,247 shares (approximately 48.2% of the Company’s outstanding shares) of its common stock from its stockholders through a tender offer (“the Offer”) at a price of $1.25 per share. The Offer is part of a plan intended to enhance stockholder value and provide liquidity for the stockholders. The Offer expired on March 15, 2017, was extended by the Company, and on April 19, 2017 Security Land and Development Corporation amended the above offer to increase the offer price to $1.60 per share. The amended Offer expired on May 5, 2017.  On May 5, 2017, Security Land and Development Corporation amended the April 19, 2017 Offer to increase the offer price to $1.75 per share. Within the offer period, 192,860 shares were sold by members of the Board of Directors who are not part of the Flanagin family. As of September 30, 2017, the percentage of common stock owned by the Flanagin Family was approximately 58%. The Company purchased and retired a total of 1,445,970 shares of its stock for $2,530,473.  The Company utilized funds procured from a line of credit as noted above in Note 3 – Notes Payable and Line of Credit.

Net income per common share

Net income per common share is calculated on the basis of the weighted average number of shares outstanding.  The Company has no stock option plans, or other instruments resulting in earnings per share dilution.  For 2017 and 2016, the weighted average number of shares outstanding was 3,797,137 and 5,243,107.  Only basic net income per common share is presented.

Recently issued accounting standards

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. This guidance also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. The guidance will be effective for the Company for reporting periods beginning after December 31, 2017. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards.  The Company is currently evaluating the impact of adoption and the implementation approach to be used.

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

In December 2016, the FASB issued amendments to clarify the Accounting Standards Codification, correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (December 14, 2016) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In February 2017, the FASB amended the Other Income Topic of the Accounting Standards Codification to clarify the scope of the guidance on nonfinancial asset de-recognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the de-recognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Concentrations

Substantially all the Company’s assets consist of real estate located in Richmond and Columbia Counties in the State of Georgia, and in North Augusta, South Carolina.  In both 2017 and 2016, approximately 99% of the Company’s revenues were rental related revenue.  In 2017 and 2016, approximately 53% and 51%, respectively, of the Company’s rental revenues were earned from National Plaza.  Approximately 81% of National Plaza is leased to one tenant, a regional food supermarket.  Approximately 39% and 40% of the Company’s rental revenues in 2017 and 2016, respectively, were earned from the Evans Ground Lease, which is 100% leased to a major national home improvement retailer.

The majority of the Company’s receivables from tenants at September 30, 2017 and 2016 were receivable from two tenants, the regional food supermarket that leases property at National Plaza, and the major national home improvement retailer under the Evans Ground Lease.

The Company places its cash with high quality financial institutions. At times the Company’s cash balances may be in excess of Federal Deposit Insurance Corporation limits.

Reclassification

Amortization expense related to deferred financing costs on the consolidated statement of income for the year ended September 30, 2016 has been reclassified to interest expense with no effect on net income, to be consistence with classifications adopted during the year ended September 30, 2017.

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

Management has reviewed events occurring through the date the financial statements were issued and no subsequent events, other than noted below, occurred that require accrual or disclosure.

In December of 2017, the Board of Directors voted to pay a bonus of $10,000 each to four Flanagin family members. Two of the members are employees of the Company and two are members of the Board of Directors.

On December 22, 2017, President Trump signed U.S. tax reform legislation.  Given this date of enactment, our financial statements for the year ended September 30, 2017 do not reflect the impact of this legislation. We are currently undergoing an analysis of the tax reform law and its impact to the financial statements and tax footnote disclosures.  We are also evaluating the extent and impact the tax reform law will have on deferred taxes.  A more detailed analysis will be completed in our quarterly report for the period in which the law was enacted.

NOTE 2 - INVESTMENT PROPERTIES

Investment properties leased or held for lease

Investment properties leased or held for lease to others under operating leases consist of the following at September 30:

	2017	2016

National Plaza building, land and improvements	$ 5,322,260	$ 5,322,260
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road Building land and improvements	1,929,690	1,905,875
Commercial land and improvements	3,804,728	3,804,728
	13,439,351	13,415,536
Less accumulated depreciation	(2,891,630)	(2,705,316)

Investment properties for lease, net of depreciation	$ 10,547,721	$ 10,710,220

Depreciation expense totaled $186,314 and $186,526 in 2017 and 2016, respectively.

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

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket’s gross sales in excess of approximately $37 million. For 2017 and 2016, the supermarket did not achieve this gross sales level.

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

(Continued)

NOTE 2 - INVESTMENT PROPERTIES, Continued

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

Investment properties leased or held for lease

In June of 2015, the Company sold approximately 1 acre of undeveloped land previously included as part of National Plaza adjoining Stanley Drive and a residential house located on Stanley Drive resulting in a gain on sale of $1,862,235. In September of 2015, the Company purchased a commercial building consisting of approximately 25,000 square feet of retail space and 27,000 square feet of warehouse space on approximately 3.5 acres of land located on Wrightsboro road.  The retail space is currently leased to a local retailer and rent commenced on October 1, 2015. The related lease term is 10 years with annual rental payments of $142,000, increasing to $153,000 at year 6.  The warehouse space was available for lease as of September 30, 2017.

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2018	$ 1,375,730
2019	1,338,020
2020	1,112,645
2021	790,920
2022	797,586
Thereafter	3,007,852
$ 8,422,753

Land and improvements held for investment or development

The Company also holds for investment or future development approximately 19.38 acres of undeveloped commercial land in North Augusta, South Carolina, purchased in several parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company’s National Plaza investment property.  The aggregate cost of these investment properties held for investment or development was $3,804,728 at both September 30, 2017 and 2016.

NOTE 3 – NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit consisted of the following at September 30:

	2017	2016
A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents. The note is payable in monthly installments of $33,050, through August 2027, and accrues interest at an annual fixed rate of 4.3%. The proceeds from this note were used to pay down a line of credit and a note payable collateralized by National Plaza.	$ 3,188,257	$ -

A note payable to a regional financial institution that was secured with a mortgage interest in National Plaza and an assignment of rents. The note was payable in monthly installments of $15,220, including principal and interest, through April 2025, and beared interest at a fixed rate of 4%. This note was paid off with proceeds from the above note payable.	-	1,325,060

In November 2016, the Company obtained a $3,000,000 line of credit from a regional financial institution to finance equity transactions. The Company borrowed $2,500,000 against the line of credit and paid off this line in August 2017. The line had an interest rate of 3.5%.	-	-

A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,582,647	1,701,024
	4,770,904	3,026,084
Less deferred financing costs	(51,719)	(46,927)
Less current maturities of notes payable	(388,322)	(250,418)

	$ 4,330,863	$ 2,728,739

Aggregate maturities of notes payable are as follows at September 30, 2017

2018	$ 388,322
2019	407,554
2020	427,449
2021	448,973
2022	471,277
Thereafter	2,627,329

$ 4,770,904

All interest incurred for 2017 and 2016 was expensed by the Company.

NOTE 4 – INCOME TAXES

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences that give rise to the deferred tax liability are as follows as of September 30:

	2017	2016
Deferred income tax liabilities:
Basis in Investment Properties	$ 1,367,556	$ 1,406,668

Taxable gains deferred by the Company in prior years and in the current year through qualified tax-free like-kind exchanges totaled approximately $2,835,235. These deferred gains for tax reporting comprise a substantial portion of the Company's deferred income tax liabilities as of September 30, 2017 and 2016, net of the effects of depreciation.

The provision for income taxes is as follows:

	For the years ended
	September 30,
	2017	2016
Current expense	$255,909	$230,298
Deferred benefit	(39,112)	(6,519)

	$216,797	$223,779

The provision for income taxes for the years ended September 30, 2017 and 2016 differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

	2017	2016

Net income before tax	$548,614	$524,030

Expected federal tax expense at 34%	186,529	178,170
State tax expense, net of federal benefit	21,725	27,499
Other	8,543	18,110

Tax expense	$216,797	$223,779

See also Note 1 – Subsequent events.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchases insurance from an insurance company of which a former member of the Company’s Board of Directors is President Emeritus.  The former board member sold his shares and resigned from the Board of Directors during the year ended September 30, 2017. The Company believes that the insurance prices obtained from such company were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

During the years ended September 30, 2017 and 2016, the Company paid $8,200 and $6,300, respectively, to the son of the President for accounting services.  The Company believes the amount paid is not in excess of prices that would have been paid had the Company obtained these services from other sources.

During December 2017, and as discussed within Note 1 - Subsequent events, the Board of Directors voted to pay a bonus of $10,000 each to four Flanagin family members. Two of the members are employees of the Company and two are members of the Board of Directors.

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d--15(e)) as of September 30, 2017, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were ineffective as of September 30, 2017 as explained by the material weakness described in internal control over financial reporting.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2017.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2017 as explained by the material weakness described in internal control over financial reporting:

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

NAME, AGE AND
POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr.	Pharmacist, former owner of Hill Drug Company
69 - Chairman of Board of Directors since 1983;	and past manager of Revco Drug Store, Inc.
Member of Board since 1983; brother of President.

T. Greenlee Flanagin	Real estate
68 - President and CEO since 1983; member of
Board since 1983; brother of Chairman of Board.

John C. Bell, Jr.	Attorney at Law
69 - Vice President; Member of Board since 1983.

Robert M. Flanagin	Real estate agent
60 - Member of Board since 1987.
brother of President and Chairman.

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and persons owning more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2017 the Company’s executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

Item 11. Executive Compensation.

The table below shows the compensation (including bonuses) of the Chief Executive Officer for the three most recent fiscal years.

NAME	COMPENSATION	DATE

T. Greenlee Flanagin	$ 45,789	September 30, 2017
T. Greenlee Flanagin	$108,016	September 30, 2016
T. Greenlee Flanagin	$ 13,705	September 30, 2015

No bonuses were awarded during the year ended September 30, 2017. Subsequent to year-end, a $10,000 bonus was awarded.

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2017 and none are proposed to be paid to any officer or director of Security Land and Development Corporation for the year-end September 30, 2017. Included within the President’s salary is amounts to pay health insurance premiums for himself and his wife.

The Company does not have a stock option plan and no stock or options were awarded to executives as compensation in the past 3 years.

Each Director of the Company receives compensation of $100 per Director’s meeting for services performed as a Director.

The audit committee members both receive compensation of $250 per month for months served.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2017 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

	NUMBER OF SHARES OF
NAME OF	COMMON STOCK	PERCENT OF
BENEFICIAL OWNER	BENEFICIALLY OWNED	CLASS

T. Greenlee Flanagin (1)	543,743	14
Robert Flanagin (1)	442,647	12
W. Stewart Flanagin, Jr. (1)	417,114	11
Ann Flanagin Smith (1)	411,604	11
John C. Bell, Jr.	286,065	8

(1) Combined with the following, these individuals form the “Flanagin Family Group”:

Harriette Flanagin	368,687	10

The Flanagin Family Group owns 2,183,795 common shares, which is approximately 58% of the Company’s 3,797,137 shares of common stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2017, by Directors and executive officers:

NAME OF		COMMON STOCK
BENEFICIAL	ADDRESS	BENEFICIALLY	PERCENT
OWNER		OWNED	OF CLASS

W. Stewart Flanagin, Jr.	1117 Glenn Avenue	417,114	11
	Augusta, GA 30904

T. Greenlee Flanagin	3326 Wheeler Road	543,743	14
	Augusta, GA 30909

John C. Bell, Jr.	P.O. Box 1547	286,065	8
	Augusta, GA 30903

Gregory B. Scurlock	1203 Reid Road	500	0.1
	Augusta, GA 30909

Robert M. Flanagin	2002 Wrightsboro Road	442,647	12
	Augusta, GA 30904

All Directors and officers as a group consisting of
five individuals.		1,690,069	45

The Flanagin Family Group and all Directors and Officers as a group beneficially own 2,470,360 common shares which is approximately 65% of the Company's 3,797,137 shares of common stock outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company purchased insurance from an insurance company of which a former member of the Board of Directors is President Emeritus and CEO.  The Board of Directors believes that the insurance prices were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

During the year, the Company paid $8,200 to the son of the President for accounting services.  The Company believes the amount paid is not in excess of prices that would have been paid had the Company obtained these services from other sources.

Item 14. Principal Accounting Fees and Services.

The accounting fees billed to the Company by Elliott Davis, LLC related to the Company’s fiscal years ended September 30, 2017 and 2016 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2017	2016
(i)	Audit Fees	$58,100	$53,750

(ii)	Audit Related Fees	-	-

(iii)	Tax Fees	$5,800	$5,500

(iv)	All Other Fees	-	-

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

SECURITY LAND & DEVELOPMENT CORPORATION

(Registrant)

/s/ T. Greenlee Flanagin                                   January 10,2018

T. GREENLEE FLANAGIN                                      (Date)

President

Chief Executive Officer and Chief

Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Stewart Flanagin, Jr.                              January 10, 2018

W. STEWART FLANAGIN, JR.                                (Date)

Chairman of Board

/s/ Robert M. Flanagin                                    January 10, 2018

ROBERT M. FLANAGIN                                            (Date)

Director and Secretary

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.