Form 10-Q
period 2017-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2018-02-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

⌧	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

☐	Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

 Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ⌧   NO  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ⌧

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ⌧    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes      ⌧No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 12, 2018
Common Stock, $0.10 Par Value	3,766,290 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

Index

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017	1

	Consolidated Statements of Income for the Three Month Periods ended December 31, 2017 and 2016	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Month Period ended December 31, 2017 and the Year Ended September 30, 2017.	3

	Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended ended December 31, 2017 and 2016	4

	Notes to the Consolidated Financial Statements	5-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II	OTHER INFORMATION	14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Reserved for Future Use	14

Item 5.	Other Information	14

Item 6.	Exhibits	13

	SIGNATURES	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2017	2017
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$ 298,390	$ 254,522
Receivables from tenants, net of allowance of $71,967
at December 31, 2017 September 30, 2017	267,139	365,589
Prepaid property taxes	-	29,768

Total current assets	565,529	649,879

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,695,924	6,742,993
Land and improvements held for investment or development	3,804,728	3,804,728

	10,500,652	10,547,721

OTHER ASSETS	16,510	17,774

	$ 11,082,691	$ 11,215,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 96,652	$ 223,482
Income taxes payable	57,355	19,917
Current maturities of notes payable	393,033	388,322

Total current liabilities	547,040	631,721

LONG-TERM LIABILITIES
Notes payable, less current portion and deferred financing costs	4,210,541	4,330,863
Deferred income taxes	917,134	1,367,556

Total long-term liabilities	5,127,675	5,698,419

Total liabilities	5,674,715	6,330,140

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
3,772,637 shares issued and outstanding at December 31, 2017
and 3,797,137 shares issued and outstanding at September 30, 2017	377,264	379,719
Retained earnings	5,030,712	4,505,515

Total Stockholders' Equity	5,407,976	4,885,234

Liabilities and Stockholders' Equity	$ 11,082,691	$ 11,215,374

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended December 31,
	2017	2016
	(unaudited)	(unaudited)
OPERATING REVENUES
Rent Revenues	$ 417,717	$ 414,939

OPERATING EXPENSES
Depreciation and amortization	48,333	48,185
Property taxes	70,024	67,593
Payroll and related costs	23,529	26,063
Insurance and utilities	6,366	13,141
Repairs and maintenance	7,151	15,012
Professional services	21,740	57,032
Other	1,008	14,835

	178,151	241,861

Operating income	239,566	173,078

OTHER EXPENSE
Interest	(70,159)	(37,768)

	(70,159)	(37,768)

Income before income taxes	169,407	135,310

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	54,207	59,131
Income tax deferred benefit	(450,422)	(7,768)
	(396,215)	51,363

Net income	$ 565,622	$ 83,947

PER SHARE DATA
Net income per common share	$ 0.15	$ 0.02

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional		Total
	Common	Paid-in	Retained	Stockholders'
	Stock	Capital	Earnings	Equity

Balance, September 30, 2016 (audited)	$ 524,311	$ 333,216	$ 6,226,363	$ 7,083,890
Net income	-	-	331,817	331,817
Purchase and retirement of common stock	(144,592)	(333,216)	(2,052,665)	(2,530,473)
Balance, September 30, 2017 (audited)	379,719	-	4,505,515	4,885,234
Net income	-	-	565,622	565,622
Purchase and retirement of common stock	(2,455)	-	(40,425)	(42,880)
Balance, December 31, 2017 (unaudited)	$ 377,264	$ -	$ 5,030,712	$ 5,407,976

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended December 31,
	2017	2016
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$ 565,622	$ 83,947
Adjustments to reconcile net income to net cash provided by
operating activities:
Bad debts	-	1,516
Depreciation and amortization	48,333	48,185
Interest on deferred financing costs	1,333	1,167
Deferred income tax	(450,422)	(7,768)
Changes in deferred and accrued amounts	38,826	90,152

Net cash provided by operating activities	203,692	217,199

FINANCING ACTIVITIES
Purchase and retirement of common stock	(42,880)	-
Principal payments on notes payable	(116,944)	(61,467)

Net cash used in financing activities	(159,824)	(61,467)

Net increase in cash	43,868	155,732

CASH, BEGINNING OF PERIOD	254,522	500,660

CASH, END OF PERIOD	$ 298,390	$ 656,392

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$ 68,943	$ 40,379

Cash paid for income taxes	$ -	$ 669

The accompanying notes are an integral part of these consolidated financial statements.

 SECURITY LAND AND DEVELOPMENT CORPORATION

 Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q, Article 8 of Regulation S-X and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-K for the year ended September 30, 2017 when reviewing these interim financial statements.

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

Critical Accounting Policies:

Estimates of Useful Lives of Investment Properties for Purposes of Depreciation

Management has estimated useful lives of investment properties, except for land that is leased, and the Company utilizes the straight-line method to compute depreciation over the estimated useful lives of the investment properties. Actual depreciation of investment properties will vary from management’s estimates, and the value of investment properties is more directly impacted by market conditions and the physical condition of the investment properties.

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

Refer to the Company’s Form 10-K for the year ended September 30, 2017 for further information regarding its critical accounting policies.

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

In September 2017, the FASB updated the Revenue from Contracts with Customers and the Leases Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. The amendments were effective upon issuance. The Company is currently in the process of evaluating the impact of adoption of this guidance, however it does not expect these amendments to have a material effect on its financial statements.

In November 2017, the FASB updated the Income Statement and Revenue from Contracts with Customers Topic of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to revenue recognition. The amendments were effective upon issuance. The Company is currently evaluating the impact on revenue recognition, however it does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the prior quarter ended December 31, 2016. These reclassifications had no effect on previously reported stockholders’ equity, net income or cash flows.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at
December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
	(unaudited)	(audited)

National Plaza building, land and improvements	$5,322,260	$5,322,260
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road building, land and improvements	1,929,690	1,929,690
Commercial land and improvements	3,804,728	3,804,728
	13,439,351	13,439,351
Less accumulated depreciation	(2,938,699)	(2,891,630)

Investment properties for lease, net of depreciation	$10,500,652	$10,547,721

Depreciation expense totaled approximately $47,000 for the three-month periods ended December 31, 2017 and 2016.

National Plaza is a retail strip center located on Washington Road in Augusta Georgia. Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant.

(Continued)

Note 2 – Investment Properties, Continued

The Company entered into a long-term ground lease with a major national tenant and its developer in May 2006 on approximately 18 acres of land in Columbia County, Georgia. The agreement required monthly rental payments of $20,833 during the development period, which was completed in January 2007. Following the expiration of the development period, the lease required annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16. The lessee has an option to renew in year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1-acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,804,728 at December 31, 2017 and September 30, 2017, respectively.

Refer to the Company’s Form 10-K for the year ended September 30, 2017 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable

Notes payable consisted of the following at:

	December 31, 2017	September 30, 2017
	(unaudited)	(audited)

A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents.   The note is payable in monthly installments of $33,050, through August 2027, and accrues interest at an annual fixed rate of 4.3%.  The note payable is collateralized by National Plaza.

	$ 3,102,003	$ 3,188,257
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,551,957	1,582,647
	4,653,960	4,770,904
Less deferred financing costs	(50,386)	(51,719)
Less current maturities of notes payable	(393,033)	(388,322)
	$ 4,210,541	$ 4,330,863

(Continued)

Note 3 – Notes Payable, Continued

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $393,033. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Note 4 – Income Taxes

At September 30, 2017, the Company had income taxes payable of $19,917 related to the fiscal year 2017. As of December 31, 2017, the Company has income taxes payable of $57,355 related to the fiscal year 2017.

The Tax Cuts and Jobs Act (TCJA) was signed into law by the President on Friday December 22, 2017. The TCJA  includes the reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, changes in business deductions, and many international provisions.  The drop in the corporate rate is effective for tax years beginning after December 31, 2017.  IRC Section 15 indicates that “if any rate of tax imposed…changes, and if the taxable year includes the effective date of the change…, then tentative taxes shall be computed by applying the rate for the period before the effective date of the change, and the rate for the period on and after such date, to the taxable income for the entire taxable year, and the tax for such taxable year shall be the sum of that proportion of each tentative tax which the number of days in each period bears to the number of days in the entire taxable year.” (§15(a)).  As the Company is a fiscal year taxpayer, they will receive a partial benefit for the drop in the federal corporate tax rate for their fiscal year ended September 30, 2018.  The weighted average federal tax rate computed in accordance with IRC Section 15 is 24.25% for the current fiscal year.

Based on the drop in the corporate tax rate to a flat 21%, the Company revalued each of their deferred tax assets and liabilities in the current period using the new corporate tax rate.  The net impact from this revaluing resulted in a tax benefit recognized in the current period ending December 31, 2017 of $463,167.

Income taxes have been provided using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

During the three-month period ended December 31, 2017, the Company recorded $396,215 in income tax benefits at an effective rate of -233.88% The Company records income taxes using an estimated annual effective tax rate for interim reporting. The individually largest factor contributing to the difference between the federal statutory rate of 24.25% and the Company’s effective tax rate for the three-month period ended December 31, 2017 was the benefit relating to the revaluing of the deferred tax asset and liability balances to the new federal statutory rate.

Note 5 - Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Substantially all of the Company’s revenues are earned from three of the Company’s investment properties, National Plaza, the Evans Ground Lease, and the Wrightsboro Road Lease, which comprise approximately 51%, 40% and 9% of the Company’s revenues, respectively, for the three-month period ended December 31, 2017. The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza. The Company generates approximately 31% of its revenues through its lease with Publix.

Note 6 - Related Party Transactions

During the quarter, the Company paid a stockholder who is also the son of the President for accounting services. The Company’s Board of Directors believes that the accounting services paid to the son of its President were not in excess of prices that would have been paid had the Company obtained accounting services from other sources.

Note 7 – Stockholders’ Equity

On February 7, 2017, Security Land and Development Corporation offered to purchase up to 2,526,247 shares (approximately 48.2% of the Company’s outstanding shares) of its common stock from its stockholders through a tender offer (“the Offer”) at a price of $1.25 per share. The Offer is part of a plan intended to enhance stockholder value and provide liquidity for the stockholders. The Offer expired on March 15, 2017, was extended by the Company, and on April 19, 2017 Security Land and Development Corporation amended the above offer to increase the offer price to $1.60 per share. The amended Offer expired on May 5, 2017.  On May 5, 2017, Security Land and Development Corporation amended the April 19, 2017 Offer to increase the offer price to $1.75 per share. Within the offer period, 192,860 shares were sold by members of the Board of Directors who are not part of the Flanagin family. As of December 31, 2017, the Flanagin family owned approximately 58% of the Company’s common stock. During the offer period, the Company has purchased and retired a total of 1,470,470 shares of its stock for $2,573,323. Included within these shares purchased by the Company were 192,860 shares sold by members of the Board of Directors who are not part of the Flanagin family. The Company utilized cash in hand and funds obtained from the line of credit that has since been converted to a term note. See Note 3 – Notes Payable.

Note 8 – Subsequent Events

In January, 2018, the Company purchased an additional 6,347 shares shares for $1.75 per share or $11,107.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the three months ended December 31, 2017, and a comparative analysis of the same period for 2016 are presented below:

			Increase (decrease)
			2017 compared to 2016
	2017	2016	Amount	Percent

Rent revenues	$417,717	$414,939	$2,778	1%
Operating expenses	178,151	241,861	(63,710)	-26%
Interest expense	70,159	37,768	32,391	88%
Income tax (benefit) expense, net	(396,215)	51,363	(477,578)	-1,147%
Net income	565,622	83,947	481,675	675%

Rent revenues consist of rent revenue from the Company’s National Plaza, a strip center on Washington Road in Augusta, Georgia, and the Evans Ground Lease in Evans, Georgia. The Company also earned rent revenue from a lease on the Wrightsboro Road property with an apparel and home goods retailer and a ground lease with an auto-repair service operation on an out-parcel of National Plaza.

Refer to the Company’s Form 10-K for the year ended September 30, 2017 for further information regarding the properties owned and their lease terms.

Total operating expenses for the three months ended December 31, 2017 decreased compared to the same period for 2016 due primarily to roofing and plumbing repair costs incurred in 2016 that were not incurred in the current period. Refer to the Company’s Form 10-K for the year ended September 30, 2017 for further information regarding these transactions. Management expects operating expenses for the remainder of the current fiscal year to be in-line with operating expenses above incurred for the first quarter.

Interest expense for the three months ended December 31, 2017 increased compared to 2016 due to the increase in debt resulting from the debt restructuring completed in the prior year. Management expects interest expense for the remainder of the current fiscal year to be in-line with interest expense incurred in the first quarter.

Income tax expense for the three month period ended December 31, 2017 decreased significantly compared to the same period for 2016 due to the Tax Cuts and Job Act being signed into law in December 2017.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at December 31, 2017 was 103%. The ratio was 103% at September 30, 2017.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing, and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $393,033. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

        As of September 30, 2017, the Company’s management evaluated the effectiveness of its internal control. Based on the evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2017 and identified a material weakness related to the lack of segregation of duties, accounting personnel with the requisite knowledge of GAAP and the lack of written policies and procedures over financial reporting.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item  3. Defaults Upon Senior Securities

None

Item  4. Reserved for Future Use

Item  5. Other Information

Management of the Company notes that Forms 8-K were filed during the period for the departure of two members of the Board of Directors. Management is not aware of any un-reported matters occurring during the period that would require any additional disclosures in a Form 8-K.

Item  6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	February 12, 2018

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer