Form 10-Q
period 2018-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2018-05-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        ☐Yes      ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 11, 2018
Common Stock, $0.10 Par Value	3,766,290 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

Index

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017	1

	Consolidated Statements of Income for the Three Month Periods ended and for the Six Month Periods ended March 31, 2018 and 2017	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Month Period ended March 31, 2018 and the Year Ended September 30, 2017.	3

	Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended and for the Six Month Periods ended March 31, 2018 and 2017	4

	Notes to the Consolidated Financial Statements	5-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II	OTHER INFORMATION	14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Reserved for Future Use	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	SIGNATURES	15-17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 325,295	$ 254,522
Receivables from tenants, net of allowance of $72,793 and $71,967
at March 31, 2018 and September 30, 2017, respectively	345,317	365,589
Prepaid property taxes	-	29,768

Total current assets	670,612	649,879

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,648,855	6,742,993
Land and improvements held for investment or development	3,804,728	3,804,728

	10,453,583	10,547,721

OTHER ASSETS	15,245	17,774

	$ 11,139,440	$ 11,215,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 161,020	$ 223,482
Income taxes payable	7,615	19,917
Current maturities of notes payable	397,771	388,322

Total current liabilities	566,406	631,721

LONG-TERM LIABILITIES
Notes payable, less current portion and deferred financing costs	4,131,594	4,330,863
Deferred income taxes	913,469	1,367,556

Total long-term liabilities	5,045,063	5,698,419

Total liabilities	5,611,469	6,330,140

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
3,766,290 shares issued and outstanding at March 31, 2018 and
3,797,137 shares issued and outstanding at September 30, 2017	376,629	379,719
Retained earnings	5,151,342	4,505,515
Total Stockholders' Equity	5,527,971	4,885,234

Liabilities and Stockholders' Equity	$ 11,139,440	$ 11,215,374

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES
Rent revenues	$ 484,580	$ 431,151	$ 902,297	$ 846,090

OPERATING EXPENSES
Depreciation and amortization	48,334	49,351	96,667	98,703
Property taxes	70,023	67,594	140,047	135,187
Payroll and related costs	67,644	26,778	91,173	52,841
Insurance and utilities	11,658	8,506	18,024	21,647
Repairs and maintenance	11,556	25,213	18,707	40,225
Professional services	28,527	28,460	50,267	85,492
Other	4,280	7,737	5,289	22,572

	242,022	213,639	420,174	456,667

Operating income	242,558	217,512	482,123	389,423

OTHER EXPENSE
Interest	45,506	36,863	115,665	73,464

	45,506	36,863	115,665	73,464

Income before income taxes	197,052	180,649	366,458	315,959

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	69,613	79,245	123,820	138,376
Income tax deferred benefit	(3,665)	(10,259)	(454,087)	(18,027)
	65,948	68,986	(330,267)	120,349

Net income	$ 131,104	$ 111,663	$ 696,725	$ 195,610

PER SHARE DATA
Net income per common share	$ 0.03	$ 0.02	$ 0.18	$ 0.04

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional		Total
	Common	Paid-in	Retained	Stockholders'
	Stock	Capital	Earnings	Equity

Balance, September 30, 2016 (audited)	$ 524,311	$ 333,216	$ 6,226,363	$ 7,083,890
Net income	-	-	331,817	331,817
Purchase and retirement of common stock	(144,592)	(333,216)	(2,052,665)	(2,530,473)
Balance, September 30, 2017 (audited)	379,719	-	4,505,515	4,885,234
Net income	-	-	696,725	696,725
Purchase and retirement of common stock	(3,090)	-	(50,898)	(53,988)
Balance, March 31, 2018 (unaudited)	$ 376,629	$ -	$ 5,151,342	$ 5,527,971

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$ 131,104	$ 111,663	$ 696,725	$ 195,610
Adjustments to reconcile net income to net cash provided by
operating activities:
Bad debts	826	(3,019)	826	(1,503)
Depreciation and amortization	48,334	48,184	96,667	96,369
Interest on deferred financing costs	1,333	1,167	2,666	2,334
Deferred income tax	(3,665)	(10,259)	(454,087)	(18,027)
Changes in deferred and accrued amounts	(64,377)	52,351	(25,550)	142,503

Net cash provided by operating activities	113,555	200,087	317,247	417,286

FINANCING ACTIVITIES
Purchase and retirement of common stock	(11,108)	-	(53,988)	-
Principal payments on notes payable	(75,542)	(62,218)	(192,486)	(123,685)

Net cash used in financing activities	(86,650)	(62,218)	(246,474)	(123,685)

Net increase in cash	26,905	137,869	70,773	293,601

CASH, BEGINNING OF PERIOD	298,390	656,392	254,522	500,660

CASH, END OF PERIOD	$ 325,295	$ 794,261	$ 325,295	$ 794,261

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$ 44,244	$ 37,129	$ 113,187	$ 77,508

Cash paid for income taxes	$ 121,510	$ 42,862	$ 121,510	$ 43,351

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

In March 2018, the FASB updated the Income Taxes Topic of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Job Act. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to a prior quarter ended March 31, 2017. These reclassifications had no effect on previously reported stockholders’ equity, net income or cash flows.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at
March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
	(unaudited)	(audited)

National Plaza building, land and improvements	$5,322,260	$5,322,260
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road building, land and improvements	1,929,690	1,929,690
Commercial land and improvements	3,804,728	3,804,728
	13,439,351	13,439,351
Less accumulated depreciation	(2,985,768)	(2,891,630)

Investment properties for lease, net of depreciation	$10,453,583	$10,547,721

(Continued)

Note 2 – Investment Properties, Continued

Depreciation expense totaled approximately $47,000 for the three-month periods ended March 31, 2018 and 2017 and approximately $94,000 for the six-month periods ended March 31, 2018 and 2017.

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1-acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,804,728 at both March 31, 2018 and September 30, 2017.

Refer to the Company’s Form 10-K for the year ended September 30, 2017 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable

Notes payable consisted of the following at:

	March 31, 2018	September 30, 2017
	(unaudited)	(audited)

A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents.  The note is payable in monthly installments of $33,050, through August 2027, and accrues interest at an annual fixed rate of 4.3%. The note payable is collateralized by National Plaza.

	$ 3,057,601	$ 3,188,257
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,520,817	1,582,647
	4,578,418	4,770,904
Less deferred financing costs	(49,053)	(51,719)
Less current maturities of notes payable	(397,771)	(388,322)
	$ 4,131,594	$ 4,330,863

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $397,771. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Note 4 – Income Taxes

At September 30, 2017, the Company had income taxes payable of $19,917 related to the fiscal year 2017. As of March 31, 2018, all income taxes payable related to the fiscal year 2017 had been paid.

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

Based on the drop in the corporate tax rate to a flat 21%, the Company revalued each of their deferred tax assets and liabilities in the current period using the new corporate tax rate.  The net impact from this revaluing resulted in a tax benefit of $463,167 recognized as of December 31, 2017.

(Continued)

Note 4 – Income Taxes, Continued

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

During the six-month period ended March 31, 2018, the Company recorded $330,267 in income tax benefits at an effective rate of -90.12% The Company records income taxes using an estimated annual effective tax rate for interim reporting. The individually largest factor contributing to the difference between the federal statutory rate of 24.25% and the Company’s effective tax rate for the six-month period ended March 31, 2018 was the benefit relating to the revaluing of the deferred tax asset and liability balances to the new federal statutory rate.

Note 5 - Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Substantially all of the Company’s revenues are earned from three of the Company’s investment properties, National Plaza, the Evans Ground Lease, and the Wrightsboro Road Lease, which comprise approximately 55%, 37% and 8% of the Company’s revenues, respectively, for the three-month period ended March 31, 2018. The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza. The Company generates approximately 29% of its revenues through its lease with Publix.

Note 6 - Related Party Transactions

During the quarter, the Company paid a stockholder who is also the son of the President for accounting services. The Company’s Board of Directors believes that the accounting services paid to the son of its President were not in excess of prices that would have been paid had the Company obtained accounting services from other sources.

Note 7 – Stockholders’ Equity

On February 7, 2017, Security Land and Development Corporation offered to purchase up to 2,526,247 shares (approximately 48.2% of the Company’s outstanding shares) of its common stock from its stockholders through a tender offer (“the Offer”) at a price of $1.25 per share. The Offer is part of a plan intended to enhance stockholder value and provide liquidity for the stockholders. The Offer expired on March 15, 2017, was extended by the Company, and on April 19, 2017 Security Land and Development Corporation amended the above offer to increase the offer price to $1.60 per share. The amended Offer expired on May 5, 2017.  On May 5, 2017, Security Land and Development Corporation amended the April 19, 2017 Offer to increase the offer price to $1.75 per share. Within the offer period, 192,860 shares were sold by members of the Board of Directors who are not part of the Flanagin family. As of March 31, 2018, the Flanagin family owned approximately 58% of the Company’s common stock. During the offer period, the Company has purchased and retired a total of 1,477,817 shares of its stock for $2,584,430. Included within these shares purchased by the Company were 192,860 shares sold by members of the Board of Directors who are not part of the Flanagin family. The Company utilized cash on hand and funds obtained from the line of credit that has since been converted to a term note. See Note 3 – Notes Payable.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the six months ended March 31, 2018, and a comparative analysis of the same period for 2017 are presented below:

			Increase (decrease)
			2018 compared to 2017
	2018	2017	Amount	Percent

Rent revenues	$902,297	$846,090	$56,207	7%
Operating expenses	420,174	456,667	(36,493)	-8%
Interest expense	115,665	73,464	42,201	57%
Income tax (benefit) expense, net	(330,267)	120,349	(450,616)	-374%
Net income	696,725	195,610	501,115	256%

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

Total operating expenses for the six months ended March 31, 2018 decreased compared to the same period for 2017 due primarily to roofing and plumbing repair costs incurred in 2017 that were not incurred in the current period. Refer to the Company’s Form 10-K for the year ended September 30, 2017 for further information regarding these transactions. Management expects operating expenses for the remainder of the current fiscal year to be in-line with operating expenses above incurred during the first two quarters of fiscal year 2018.

Interest expense for the six months ended March 31, 2018 increased compared to 2017 due to the increase in debt resulting from the debt restructuring completed in the prior year. Management expects interest expense for the remainder of the current fiscal year to be in-line with interest expense incurred during the first two quarters of fiscal year 2018.

Income tax expense for the six-month period ended March 31, 2018 decreased significantly compared to the same period for 2017 due to the Tax Cuts and Job Act being signed into law in December 2017.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at March 31, 2018 was 118%. The ratio was 103% at September 30, 2017.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing, and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $397,771. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

 Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

Item  6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 11, 2018

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer