Form 10-Q
period 2018-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2018-08-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes      ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 9, 2018
Common Stock, $0.10 Par Value	3,766,290 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

Index

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017	1

	Consolidated Statements of Income for the Three Month Periods ended and for the Nine Month Periods ended June 30, 2018 and 2017	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Month Period ended June 30, 2018 and the Year Ended September 30, 2017.	3

	Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended and for the Nine Month Periods ended June 30, 2018 and 2017	4

	Notes to the Consolidated Financial Statements	5-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II	OTHER INFORMATION	14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Reserved for Future Use	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	SIGNATURES	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2018	2017
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$ 462,453	$ 254,522
Receivables from tenants, net of allowance of $63,081 and $71,967
at June 30, 2018 and September 30, 2017, respectively	361,718	365,589
Prepaid property taxes	-	29,768

Total current assets	824,171	649,879

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,601,785	6,742,993
Land and improvements held for investment or development	3,804,728	3,804,728

	10,406,513	10,547,721

OTHER ASSETS	13,981	17,774

	$ 11,244,665	$ 11,215,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 240,821	$ 223,482
Income taxes payable	13,333	19,917
Current maturities of notes payable	402,632	388,322

Total current liabilities	656,786	631,721

LONG-TERM LIABILITIES
Notes payable, less current portion and deferred financing costs	4,030,675	4,330,863
Deferred income taxes	900,915	1,367,556

Total long-term liabilities	4,931,590	5,698,419

Total liabilities	5,588,376	6,330,140

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
3,766,290 shares issued and outstanding at June 30, 2018 and
3,797,137 shares issued and outstanding at September 30, 2017	376,629	379,719
Retained earnings	5,279,660	4,505,515
Total Stockholders' Equity	5,656,289	4,885,234

Liabilities and Stockholders' Equity	$ 11,244,665	$ 11,215,374

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES
Rent revenues	$ 418,894	$ 456,959	$ 1,321,191	$ 1,303,049

OPERATING EXPENSES
Depreciation and amortization	48,333	49,476	145,000	148,179
Property taxes	70,024	67,593	210,071	202,780
Payroll and related costs	23,113	30,537	114,286	83,378
Insurance and utilities	24,897	27,804	42,921	49,451
Repairs and maintenance	14,287	67,823	32,994	108,048
Professional services	15,535	67,211	65,802	152,703
Other	(8,626)	25,610	(3,337)	48,182

	187,563	336,054	607,737	792,721

Operating income	231,331	120,905	713,454	510,328

OTHER EXPENSE
Interest	(56,614)	(43,082)	(172,279)	(116,546)

	(56,614)	(43,082)	(172,279)	(116,546)

Income before income taxes	174,717	77,823	541,175	393,782

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	54,640	52,641	178,460	191,017
Income tax deferred benefit	(8,241)	(11,582)	(462,328)	(29,609)
	46,399	41,059	(283,868)	161,408

Net income	$ 128,318	$ 36,764	$ 825,043	$ 232,374

PER SHARE DATA
Net income per common share	$ 0.03	$ 0.01	$ 0.22	$ 0.06

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional		Total
	Common	Paid-in	Retained	Stockholders'
	Stock	Capital	Earnings	Equity

Balance, September 30, 2016 (audited)	$ 524,311	$ 333,216	$ 6,226,363	$ 7,083,890
Net income	-	-	331,817	331,817
Purchase and retirement of common stock	(144,592)	(333,216)	(2,052,665)	(2,530,473)
Balance, September 30, 2017 (audited)	379,719	-	4,505,515	4,885,234
Net income	-	-	825,043	825,043
Purchase and retirement of common stock	(3,090)	-	(50,898)	(53,988)
Balance, June 30, 2018 (unaudited)	$ 376,629	$ -	$ 5,279,660	$ 5,656,289

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$ 128,318	$ 36,764	$ 825,043	$ 232,374
Adjustments to reconcile net income to net cash provided by
operating activities:
Bad debts	8,060	(18,450)	8,886	(19,953)
Depreciation and amortization	48,333	48,309	145,000	144,678
Interest on deferred financing costs	1,333	1,167	3,999	3,501
Deferred income taxes	(12,554)	(11,582)	(466,641)	(29,609)
Changes in deferred and accrued amounts	61,059	(6,532)	35,509	135,971

Net cash provided by operating activities	234,549	49,676	551,796	466,962

INVESTING ACTIVITIES
Additions to investment properties and other assets for
improvements to properties held for lease	-	(23,813)	-	(23,813)
Net cash used in investing activities	-	(23,813)	-	(23,813)

FINANCING ACTIVITIES
Purchase and retirement of common stock	-	(2,215,387)	(53,988)	(2,215,387)
Proceeds from line of credit	-	2,500,000	-	2,500,000
Principal payments on notes payable	(97,391)	(62,980)	(289,877)	(186,665)

Net cash (used in) provided by financing activities	(97,391)	221,633	(343,865)	97,948

Net increase in cash	137,158	247,496	207,931	541,097

CASH, BEGINNING OF PERIOD	325,295	794,261	254,522	500,660

CASH, END OF PERIOD	$ 462,453	$ 1,041,757	$ 462,453	$ 1,041,757

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$ 55,447	$ 39,038	$ 168,634	$ 116,546

Cash paid for income taxes	$ 54,000	$ 100,000	$ 175,510	$ 143,531

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

Reclassifications

Certain reclassifications have been made to a prior quarterly filing ended June 30, 2017. These reclassifications had no effect on previously reported stockholders’ equity, net income or cash flows.

Note 2 – Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at
June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
	(unaudited)	(audited)

National Plaza building, land and improvements	$5,322,260	$5,322,260
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road building, land and improvements	1,929,690	1,929,690
Commercial land and improvements	3,804,728	3,804,728
	13,439,351	13,439,351
Less accumulated depreciation	(3,032,838)	(2,891,630)

Investment properties for lease, net of depreciation	$10,406,513	$10,547,721

Depreciation expense totaled approximately $47,000 for the three-month periods ended June 30, 2018 and 2017 and approximately $141,000 for the nine-month periods ended June 30, 2018 and 2017.

National Plaza is a retail strip center located on Washington Road in Augusta Georgia. Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza’s anchor tenant. See Note 8 for additional disclosures regarding the National Plaza retail strip center.

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1-acre parcel along Washington Road in Augusta, Georgia that adjoins the Company’s National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,804,728 at both June 30, 2018 and September 30, 2017.

Refer to the Company’s Form 10-K for the year ended September 30, 2017 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 – Notes Payable

Notes payable consisted of the following at:

	June 30, 2018	September 30, 2017
	(unaudited)	(audited)

A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents.  The note is payable in monthly installments of $33,050, through August 2027, and accrues interest at an annual fixed rate of 4.3%. The note payable is collateralized by National Plaza.

	$ 2,991,757	$ 3,188,257
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,489,270	1,582,647
	4,481,027	4,770,904
Less deferred financing costs	(47,720)	(51,719)
Less current maturities of notes payable	(402,632)	(388,322)
	$ 4,030,675	$ 4,330,863

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary).

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $402,632. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

 Note 4 – Income Taxes

At September 30, 2017, the Company had income taxes payable of $19,917 related to the fiscal year 2017. As of June 30, 2018, all income taxes payable related to the fiscal year 2017 had been paid, and $13,333 of income tax payable has been accrued for the fiscal year 2018.

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

Based on the drop in the corporate tax rate to a flat 21%, the Company revalued each of their deferred tax assets and liabilities in the quarter ended December 31, 2017 using the new corporate tax rate.  The net impact from this revaluing resulted in a tax benefit of $463,167 recognized as of December 31, 2017.

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

During the nine-month period ended June 30, 2018, the Company recorded $283,868 in income tax benefits at an effective rate of -90.12% The Company records income taxes using an estimated annual effective tax rate for interim reporting. The individually largest factor contributing to the difference between the federal statutory rate of 24.25% and the Company’s effective tax rate for the nine-month period ended June 30, 2018 was the benefit relating to the revaluing of the deferred tax asset and liability balances to the new federal statutory rate.

Note 5 - Concentrations

Substantially all of the Company’s assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Substantially all of the Company’s revenues are earned from three of the Company’s investment properties, National Plaza, the Evans Ground Lease, and the Wrightsboro Road Lease, which comprise approximately 54%, 38% and 8% of the Company’s revenues, respectively, for the three-month period ended June 30, 2018. The anchor tenant for National Plaza, Publix Supermarkets, Inc. (“Publix”), a regional food supermarket chain, leases approximately 81% of the space at National Plaza. The Company generates approximately 29% of its revenues through its lease with Publix. See Note 8 for additional disclosures regarding the National Plaza retail strip center.

Note 6 - Related Party Transactions

During the quarter, the Company paid a stockholder who is also the son of the President for accounting services. The Company’s Board of Directors believes that the accounting services paid to the son of its President were not in excess of prices that would have been paid had the Company obtained accounting services from other sources.

Note 7 – Stockholders’ Equity

On February 7, 2017, Security Land and Development Corporation offered to purchase up to 2,526,247 shares (approximately 48.2% of the Company’s outstanding shares) of its common stock from its stockholders through a tender offer (“the Offer”) at a price of $1.25 per share. The Offer is part of a plan intended to enhance stockholder value and provide liquidity for the stockholders. The Offer expired on March 15, 2017, was extended by the Company, and on April 19, 2017 Security Land and Development Corporation amended the above offer to increase the offer price to $1.60 per share. The amended Offer expired on May 5, 2017.  On May 5, 2017, Security Land and Development Corporation amended the April 19, 2017 Offer to increase the offer price to $1.75 per share. Within the offer period, 192,860 shares were sold by members of the Board of Directors who are not part of the Flanagin family. As of June 30, 2018, the Flanagin family owned approximately 58% of the Company’s common stock. During the offer period, the Company has purchased and retired a total of 1,477,817 shares of its stock for $2,584,461. Included within these shares purchased by the Company were 192,860 shares sold by members of the Board of Directors who are not part of the Flanagin family. The Company utilized cash on hand and funds obtained from the line of credit that has since been converted to a term note. See Note 3 – Notes Payable.

Note 8 – Agreement for Sale of National Plaza

On June 27, 2018, the Company entered into an agreement with WSQ, LLC, a Georgia Limited Liability Company, for the sale of its retail strip center (the “National Plaza”) along with two adjoining outparcels, located on Washington Road in Augusta, Georgia. The closing of the sale shall be on October 15, 2018, or such earlier date as may be agreed upon by the parties. The National Plaza currently represents approximately 54% of the Company’s revenues.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company’s results of operations for the nine months ended June 30, 2018, and a comparative analysis of the same period for 2017 are presented below:

			Increase (decrease)
			2018 compared to 2017
	2018	2017	Amount	Percent

Rent revenues	$1,321,191	$1,303,049	$18,142	1%
Operating expenses	607,737	792,721	(184,984)	-23%
Interest expense	172,279	116,546	55,733	48%
Income tax (benefit) expense, net	(283,868)	161,408	(445,276)	-276%
Net income	825,043	232,374	592,669	255%

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

Total operating expenses for the nine months ended June 30, 2018 decreased compared to the same period for 2017 due primarily to painting and parking lot repair costs as well as legal and professional expenses (related to the tender offer) which were incurred in 2017 that were not incurred in the current period. Refer to the Company's Form 10-K for the year ended September 30, 2017 for further information regarding these transactions. Management expects operating expenses for the remainder of the current fiscal year to be in-line with operating expenses above incurred during the first three quarters of fiscal year 2018.

Interest expense for the nine months ended June 30, 2018 increased compared to 2017 due to the increase in debt resulting from the debt restructuring completed in the prior year. Management expects interest expense for the remainder of the current fiscal year to be in-line with interest expense incurred during the first three quarters of fiscal year 2018.

Income tax expense for the nine-month period ended June 30, 2018 decreased significantly compared to the same period for 2017 due to the Tax Cuts and Job Act being signed into law in December 2017.

Liquidity and Sources of Capital:

The Company’s ratio of current assets to current liabilities at June 30, 2018 was 125%. The ratio was 103% at September 30, 2017.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing, and the appreciation in investment properties (which can be sold or mortgaged, if necessary). See Note 8 for additional disclosures regarding National Plaza retail strip center.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $402,632. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

 Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

Item  6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 9, 2018

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer