Form 10-K
period 2018-09-30
SECURITY LAND & DEVELOPMENT CORP
filed 2018-12-19
CIK 88572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

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

YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]    Accelerated filer [  ]              Non-accelerated filer [  ]      Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The registrant's total revenues for the fiscal year ended September 30, 2018 were $1,758,920.

As of the close of the period covered by this report, registrant had outstanding 3,766,290 shares of common stock.  There is no established market for the common stock of the registrant.  Therefore, the aggregate market value of the voting stock held by non-affiliates of the registrant is not known.

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

PART I

Item 1. Business.

Security Land and Development Corporation (the "Company") was organized and incorporated in Georgia in 1970.  The Company, including its wholly owned subsidiaries, the Royal Palms Motel, Inc., SLDC, LLC, SLDC2, LLC and SLDC III, LLC, has developed two (2) primary business activities, these activities being (1) the acquisition of undeveloped land for investment purposes and sale at a future date or development of the land and sale after developed and, (2) the acquisition or development of income producing properties for investment purposes and income from leasing activities.  The Company's principal office is in Augusta, Georgia and principal activities are in Augusta, Georgia, Evans, Georgia, and North Augusta, South Carolina.

The Company's primary development and income producing activities are:

1.

Retail strip center on 14.24 acres on Washington Road in Augusta, Georgia (the "National Plaza").  Approximately 56,000 square feet is leased to Publix Supermarkets, Inc. ("Publix") who operates a retail food supermarket.  The remaining approximately 13,000 square feet of rental space is available for lease to additional tenants.  At September 30, 2018, approximately 9,100 square feet of this remaining space was leased.

2.	An outparcel of National Plaza that is 0.89 acres and is leased commercially under a 20-year ground-lease to an auto-repair service operation.
3.

Long-term ground lease ("Evans Ground Lease") on approximately 17 acres in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive to Lowe's, a national home improvement retailer.

4.

Commercial building on Wrightsboro Road in Augusta, Georgia.  Approximately 25,000 square feet is currently leased to a retailer.  The building includes an additional 27,000 square feet of warehouse space that is for lease as of September 30, 2018.

The Company owns certain other properties that are more fully described in Item 2, "Properties."

In January of 2007 construction of the Evans Ground Lease was completed and the Company began collecting full monthly rent.  The Evans Ground Lease represents approximately 36% of the Company's net leased assets at September 30, 2018.  Rent revenue, including monthly rent, recognition of previously deferred revenue and property taxes from the Evans Ground Lease represented 38% and 39% of the Company's total gross rent revenue for the years ended September 30, 2018 and 2017, respectively.  The Company also expects the long-term ground lease in Evans, Georgia to provide a substantial portion of the Company's revenue from leasing in future years.

Construction of the National Plaza was completed in May 1995 and the lease with Publix became effective May 15, 1995.  National Plaza represents approximately 36% of the Company's net leased assets at September 30, 2018.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from the lease with Publix Supermarkets, Inc. represented 35% and 32% of the Company's total gross rent revenue for the years ended September 30, 2018 and 2017, respectively.  On June 27, 2018, the Company entered into an agreement with WSQ, LLC, a Georgia Limited Liability Company, for the sale of  National Plaza along with two adjoining outparcels, located on Washington Road in Augusta, Georgia. The closing of the sale is estimated to occur on or around December 15, 2018, or such earlier date as may be agreed upon by the parties. See also Note 1- Subsequent events. The National Plaza currently represents approximately 53% of the Company's revenues.  See Item 2, "Properties" for additional information related to these properties and the lease agreements.

In September of 2015 the Company purchased a Commercial building on 3.5 acres of land located on Wrightsboro Road in Augusta, Georgia.  The building is currently partially leased to a local retailer.  The Wrightsboro Road property represents approximately 28% of the Company's net leased assets at September 30, 2018.  Rent revenue, including monthly rent, recognition of previously deferred revenue, property taxes and common area maintenance from this lease represented 9% of the Company's total gross rent revenue for the years ended September 30, 2018 and 2017.

The Company owns additional undeveloped land parcels in and around the Augusta, Georgia and North Augusta, South Carolina area that are being held for investment purposes. Management of the Company believes that the market value of the property owned is greater than its carrying value. The Company presently has five employees, four of whom are officers and/or stockholders of the Company.

Item 1A. Risk Factors.

The Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns developed and undeveloped real estate in several locations in the State of Georgia and one undeveloped parcel in the State of South Carolina.  There are no limitations on the percentage of assets which may be invested in any one property or type of property.  The Company acquires various properties for investment purposes and for leasing activities.

The Company currently owns the following properties in fee simple interest:

1.	Retail strip center on approximately 14.24 acres on Washington Road in Augusta, Georgia (the "National Plaza"). See also Note 1- Subsequent events.

2.	An outparcel of the National Plaza of 0.89 acres that is frontage property to Washington Road in Augusta, Georgia. See also Note 1- Subsequent events.

3.	Approximately 17 acres of developed land in Evans, Georgia at the intersection of Washington Road and Industrial Park Drive.

4.	84.4 undeveloped acres in south Richmond County, Georgia.

5.	A 0.85 acre lot on Lumpkin Road in Augusta, Georgia.

6.	Approximately 1.1 acres of undeveloped land held for investment purposes on Washington Road in Augusta, Georgia. See also Note 1- Subsequent events.

7.	Approximately 19.38 acres of undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.

8.	Commercial Building on approximately 3.5 acres on Wrightsboro Road in Augusta, Georgia.

Description of real estate and operating data:

The Company holds approximately 12.54 acres of land in Evans, Georgia on Belair Road and North Belair Road Extension, at Washington Road.  The land was purchased in five transactions.  Initially, the Company acquired a two-thirds interest in 7.09 acres of land, with the remaining one-third interest held by two individuals, one of which is a principal stockholder and member of the Board of Directors.  In 2000, the remaining one-third interest in the 7.09 acres of land was acquired from two individuals that each owned a one-sixth interest.  One of the individuals that owned a one-sixth interest in the property is a principal stockholder and member of the Board of Directors of the Company.  The aggregate purchase price of the land was $522,846.  A third transaction, in 2000, was a purchase of approximately 3.86 acres in Evans, Georgia adjacent to the purchased property previously described.  The land was jointly owned by principal stockholders and members of the Board of Directors of the Company and their families, and was acquired by the Company from these individuals.  The purchase price of the land was $371,970.  In a fourth transaction, the Company purchased an additional 1.03 acres for $342,122 on Old Evans Road in Evans, Georgia that adjoins the above-described properties.  And in the fifth and final transaction in 2004, the Company acquired a corner parcel of 0.79 acres adjoining the previously described three parcels from a member of the Board of Directors.  The cost of the parcel acquired in 2004, was $467,874.  The Company's net book value of the investment properties acquired in these five transactions of $1,679,612, including the cost of improvements thereon, is approximately 15% of the Company's total assets at September 30, 2018.  The Company has a Federal tax basis in the investment property of $1,044,109.  The Company signed a long-term ground lease for the development of a Lowe's home improvement store on this property as well as the 4.61 acres, discussed below, during 2006. The Company began earning revenue related to the long-term ground lease on the approximately 18 acres in Columbia County, Georgia during the 3rd Quarter of 2006.  The Company received $20,833 in monthly rent until the January 2007 expiration of the development period.  Following the expiration of the development period, the lease requires annual rental payments of $500,000 for the first 5 years then increasing 5% in years 6, 11, and 16.  The lease has an option to renew at year 21 and another option every 5 years thereafter for a possible total lease term of 50 years.  The lease provides for the tenant to pay for insurance and property taxes. A note payable to an insurance company is collateralized with the property and an assignment of the long-term ground lease.  The note is payable in monthly installments of $17,896 including interest, through May 1, 2027, and bears interest of a fixed rate of 5.85%.  The balance of the loan was $1,457,207 at September 30, 2018.  Property taxes paid on this property and the 4.61 acres described above in 2018 totaled $132,358.

In 2001, the Company purchased an office building with land totaling approximately 4.61 acres located on Old Evans Road in Evans, Georgia.  The property was purchased with replacement property funds held by a third party from a tax-deferred like-kind exchange transaction during 2000 of $511,726 and with approximately $250,000 of proceeds from a note payable.  The office building was demolished during 2006.  The Company's net book value in this property is $703,061 at September 30, 2018.  For tax purposes, the Company recognized a loss of $236,859 on the demolition of the building in 2006.  The Company's Federal tax basis in the property is approximately $173,198 at September 30, 2018.  There is no outstanding debt on this property at September 30, 2018.  Prior to the demolition, the property, excluding land cost, was being depreciated for financial reporting purposes using the straight-line method over 39 years.  The property adjoins the 12.77 acres of land in Evans, Georgia.  In July 2009, the Company sold an easement consisting of approximately .52 acres of the total Evans Ground Lease tract for $300,000.  The Company recognized a gain of approximately $195,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement.  The Company's management does not feel that the easement sale had any adverse impact on the existing lease or the Company's ability to lease the land going forward.  In July 2013, the Company sold approximately ..24 acres of the total Evans Ground Lease tract for $156,000.  The Company recognized a gain of approximately $108,000.  The proceeds were used by the Company to pay down debt related to an outstanding note payable collateralized by the Evans Ground Lease and related land and to compensate the Evans Ground Lease tenant per the related lease agreement.

The Company's net book value of National Plaza, $2,328,469 at September 30, 2018, amounts to approximately 21% of the Company's total assets at September 30, 2018.

Construction of National Plaza was completed in May 1995.  National Plaza has 69,000 square feet of available lease space.  National Plaza was constructed with the intention of being operated as a retail strip center and is considered suitable and adequate for such purpose.  The Company has leased 56,000 square feet to Publix, which, as National Plaza's anchor tenant, operates a retail food supermarket.  The Company, as lessor, has a twenty-year lease agreement with Publix.  The lease became effective May 15, 1995.  The lease provides for annual rentals of $463,200, and for the Company to receive 1.25% of this Publix store's annual gross sales in excess of approximately $37 million.  For the Company's years ended September 30, 2018 and 2017, the supermarket had not achieved this sales level.  The lease also provides for Publix to reimburse the Company for property taxes paid on the facility on a pro rata basis of the space occupied by Publix.  For 2018, the amount billed was $57,748. The original lease term expired in June of 2015 and the tenant exercised an option for an additional 5 years.  At the lessee's option the lease may be extended in five-year increments for an additional 15 years on substantially the same lease terms.  As part of the lease agreement, Publix contributed approximately $493,000 to the construction of National Plaza.  The Company capitalized this contribution and recognized the related revenue over the original twenty-year life of the lease.

The Company financed National Plaza with a $4,300,000 loan, with interest that was fixed at 7.875%.  Annual principal and interest payments totaled $427,596.  This note was paid in full in March 2015.  As of September 30, 2018, the Company has no outstanding debt on this property, however, it is being used as collateral for other Company financing as described in the Notes to Consolidated Financial Statements, Note 3 - Notes Payable.  The property is located on Washington Road in Augusta, Georgia.  Washington Road in Augusta is the location of numerous business establishments, including competing retail strip centers, and is a corridor for a high volume of traffic, providing potential customers for the Company's tenants.  The Company's operation of National Plaza is dependent upon management's ability to maintain an anchor tenant and to maintain a high occupancy of the 13,000 square feet available for lease to other tenants.  The Company competes with other retail strip centers in the area to maintain stable occupancy.  Management of the Company believes that the location and visibility of National Plaza provides for favorable conditions for maintaining occupancy.  At September 30, 2018, the Company had leased 70% of the 13,000 square feet not leased to Publix.  These individual leases have terms averaging five years, with monthly lease payments including contributions for common area maintenance ("CAM"), real estate taxes and insurance ranging from $1,517 to $6,761.  Following is selected statistical information regarding National Plaza at September 30, 2018:

Occupancy rate - 94%	(Publix is the only tenant to occupy 10% or more of the leasable square feet.)

Effective rental rates -

	Square Feet	Rental Per
	Leased	Square Foot

Publix Supermarkets, Inc.	56,000	$ 8.25
Other tenants	9,100	17.40

The principal business of the other tenants occupying space as of September 30, 2018 includes a restaurant, a stock brokerage office, a nail salon, a ticket broker, a hearing-aid retailer and a county tag office.

A schedule of lease expirations at National Plaza, beginning with the Company's year-end September 30, 2019 is presented below (does not include potential extensions, or ground leases on outparcels).

		Total area in		Percentage of
	Number of	square feet	Annual rental	gross annual
Year ending	tenants whose	covered by	represented by	rents represented
September 30,	leases will expire	expiring leases	expiring leases	by expiring leases

2019	2	3,900	$ 99,856	6%
2020	3	58,800	$ 624,962	36%
2021	-	-	$ -	-
2022	-	-	$ -	-
2023	1	1,300	$ 21,320	1%
Thereafter	1	1,300	$ 18,200	1%

The percentage of gross annual rents represented by expiring leases as presented above was calculated as if each lease was in effect for the full twelve-month fiscal period.  On June 27, 2018, the Company entered into an agreement with WSQ, LLC, a Georgia Limited Liability Company, for the sale of  National Plaza along with two adjoining outparcels, located on Washington Road in Augusta, Georgia. The closing of the sale is estimated to occur on or around December 15, 2018, or such earlier date as may be agreed upon by the parties. See Note 1 - Subsequent events and Note 2 - Investment Properties.

The Company's Federal tax basis in National Plaza at September 30, 2018, excluding land and before accumulated depreciation is $4,547,915.  Federal tax basis accumulated depreciation is $2,909,477.  Property taxes on National Plaza totaled $89,339 in 2018.  In June of 2015, the Company sold approximately 1 acre of vacant land previously included as part of National Plaza adjoining Stanley Drive. The proceeds were utilized as part of a like-kind-exchange to purchase the commercial building on Wrightsboro Road described below.

During 2002, the Company purchased a house on Stanley Drive in Augusta, Georgia.  The property was purchased for $145,847.  The property was sold in June of 2015 and the proceeds were utilized as part of a like-kind-exchange to purchase the commercial building on Wrightsboro Road described below.

During 2007, the Company purchased approximately 14.57 acres of undeveloped land for $2,339,678 held for future development on Edgefield Road near I-20 in North Augusta, South Carolina.  At September 30, 2018, there is no outstanding debt on the property.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $160,000 for future development adjoining the 14.57 acres.  At September 30, 2018, there is no outstanding debt on this additional 1 acre.  During 2008, the Company purchased an additional 1 acre of undeveloped land for $350,000 held for future development adjoining the 14.57 acres.  During 2008, the Company purchased an additional 2.81 acres of undeveloped land for $421,500 held for future development adjoining the 14.57 acres. In total, the undeveloped land held for future development on Edgefield Road near I-20 in North Augusta, South Carolina is 19.38 acres.  As of September 30, 2018, the Company has no outstanding debt on this property.

In September of 2015, the Company purchased a commercial building consisting of approximately 25,000 square feet of retail space and 27,000 square feet of warehouse space on approximately 3.5 acres of land located on Wrightsboro road.  The retail space is currently leased to a local retailer and rent commenced on October 1, 2015. The warehouse space was available for lease as of September 30, 2018.  The property was purchased using proceeds from a like-kind exchange from sales in June of 2015 of approximately 1 acre of undeveloped land previously included as part of National Plaza adjoining Stanley Drive and a residential house located on Stanley Drive.

No other property owned by the Company at September 30, 2018, had a book value amounting to 10% or more of the total assets of the Company.

All properties owned by the Company are owned in fee simple interest.

In the opinion of management of the Company, all properties owned by the Company are adequately covered by insurance.

Item 3. Legal Proceedings.

The Company is not a party to any matters of litigation.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company's securities.  The approximate number of holders of the Company's common stock is 348.

No dividends have been declared or paid during the two years ended September 30, 2018 and 2017.  The Company has no restrictions that currently, or that may reasonably be expected to, materially limit the amount of dividends paid.

Item 6. Selected Financial Data.

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's primary business activities are the acquisition, development and leasing of developed and undeveloped real estate.  The objectives of the Company are capital appreciation from real estate investments and income from leasing.

The Company believes that the market value of much of the real estate owned by the Company is greater than its original cost.  The Company believes that the continued development and decreasing supply of vacant land in the Augusta, Georgia area has resulted in substantial appreciation in value in many of the Company's investment properties.  These appreciated investment properties are available as a source of capital to the Company.

Critical Accounting Policies:

Estimates of Useful Lives of Investment Properties for Purposes of Depreciation

Company management has estimated the useful lives of investment properties, except for land, that are leased, and Company management utilizes the straight-line method to compute depreciation over the estimated useful lives of the investment properties.  Actual depreciation of investment properties will vary from management's estimates, and the value of investment properties is more directly impacted by market conditions and the physical condition of the investment properties.

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

Estimates of Income Tax Rates Applicable to Deferred Taxes

Company management has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets.  Company management has estimated deferred income tax liabilities of $1,006,252 at September 30, 2018.  Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management's estimates due to changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Results of Operations:

			Increase (Decrease)
			2018 compared to 2017
	2018	2017	Amount	Percent

Rent revenues	$ 1,758,920	$ 1,721,499	$ 37,421	2%
Operating expenses	830,473	978,138	(147,665)	(15%)
Interest expense	222,504	200,671	21,833	11%
Other income	-	5,924	(5,924)	(100%)
Net income	821,412	331,817	489,595	148%

Rent revenues from leasing activities is provided by the following properties:

	2018	2017	2016

National Plaza	$ 847,908	$ 837,276	$ 780,202
Outparcel at National Plaza	90,444	67,112	67,500
Evans Ground Lease	669,710	665,939	661,212
Wrightsboro Road Other	147,680 3,178	147,680 3,492	148,470 2,208

	$ 1,758,920	$ 1,721,499	$ 1,659,592

Years Ended September 30, 2018 and 2017

National Plaza consists of approximately 69,000 square feet.  Approximately 56,000 square feet is leased to Publix as the investment property's anchor tenant.  See Item 2, "Properties" for additional information regarding the lease agreement with Publix.  The remaining 13,000 square feet is available for lease to additional tenants.  This additional space was approximately 70% and 80% leased as of September 30, 2018 and 2017, respectively.  Attempts are being made to lease vacant space.  Also see Item 2, "Properties" for effective rental rates and lease expirations related to this property.  Rent revenue increased slightly as compared with the prior years due to rent increases on the out parcel at National Plaza. In May 2006, the Company entered into a long-term ground lease with Lowes, a national home improvement retailer, with a portion of total monthly rent due during the construction period, which was completed in January 2007. See Item 2, "Properties" for additional information regarding the Evans Ground Lease.  Management expects the Evans Ground Lease to continue to provide a substantial portion of the Company's revenues.  See also Note 1 - Subsequent events.

Operating expenses decreased by $147,665, (15%) from 2017.  Operating costs of the Company consists mainly of the costs of managing National Plaza and property taxes related to the Company's land holding portfolio.  This decrease was due primarily to decreased professional fees related to the company's tender offer and non-recurring parking lot repairs and painting at National Plaza completed in 2017.  Company management expects operating expenses for 2019 to be less than 2018 expenses. See also Note 1 - Subsequent events.

Interest expense increased by $21,833, 11% from 2017.  The Company's interest costs relate to outstanding debt on the Company's land holdings as discussed above in Item 2, "Properties", as well as interest related to deferred financing costs that have been reclassified from amortization expense. Company management expects interest expense for 2019 to decline from interest expense for the current fiscal year as the outstanding debt continues to amortize.

Liquidity and Sources of Capital:

The percentage of current assets to current liabilities was 130% at September 30, 2018, and was 103% at September 30, 2017.  Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, sale of properties, refinancing and the appreciation in investment properties (which can be sold or mortgaged, if necessary). See Note 1 - Subsequent events.

Current maturities of notes payable will require the Company to make payments in fiscal year 2018 totaling $407,554.  The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

As of September 30, 2018, the Company's cash flow from operations is approximately $686,512 while current maturities of debt are approximately $407,554.  If the Company experiences cash flow shortages and is unable to generate adequate cash flows from operations to fund current debt maturities and other obligations, the Company's management intends to seek additional financing from other sources but there can be no assurance that this will occur.  In the past, the Company has been successful in seeking additional financing.  These sources of capital include selling certain of its fully owned and un-collateralized assets or borrowing money from certain stockholders.

In November 2016, the Company obtained a $3,000,000 line of credit from a regional financial institution to finance equity transactions.  During 2017, the Company borrowed $2,500,000 against this line of credit to finance a stock purchase of 1,445,970 shares.  The line accrued interest at 3.5%.  In August 2017, the company secured a note payable for $3,209,423 with a 10 year term that accrues interest at an annual rate of 4.3%.  The proceeds from this note were used to pay off the above noted line of credit balance and other outstanding debt.  At September 30, 2018 the outstanding balance of this note was $2,925,424.

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

Item 8. Financial Statements

The following consolidated financial statements of Security Land & Development Corporation are included herein:

Report of Independent Registered Public Accounting Firm
(audit of financial statements as of and for the years ended
September 30, 2018 and 2017)

Consolidated Balance Sheets as of September 30, 2018 and 2017

Consolidated Statements of Income
for the years ended September 30, 2018 and 2017

Consolidated Statements of Changes in Stockholders' Equity
as of September 30, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended
September 30, 2018 and 2017

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Security Land and Development Corporation

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Security Land and Development Corporation ("the Company") as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2018 and 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and cash flows for each of the years in the two-year period ended September 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2003.

Augusta, Georgia

December 17, 2018

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	For the Years
	Ended September 30,
	2018	2017

ASSETS
CURRENT ASSETS
Cash	$ 493,446	$ 254,522
Receivables from tenants, net of allowance of $73,927
and $71,967 at September 30, 2018 and 2017, respectively	412,008	365,589
Prepaid property taxes	27,555	29,768
Total current assets	933,009	649,879

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	6,554,718	6,742,993
Land and improvements held for investment or development	3,804,728	3,804,728

	10,359,446	10,547,721

OTHER ASSETS	12,716	17,774

	$ 11,305,171	$ 11,215,374

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 234,381	$ 223,482
Income taxes payable	75,630	19,917
Current maturities of notes payable	407,554	388,322

Total current liabilities	717,565	631,721

LONG-TERM LIABILITIES
Notes payable, less current portion and deferred financing costs	3,928,690	4,330,863
Deferred income taxes	1,006,252	1,367,556

Total long-term liabilities	4,934,942	5,698,419

Total liabilities	5,652,507	6,330,140

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
3,766,290 shares issued and outstanding at September 30, 2018
and 3,797,137 shares issued and outstanding at September 30, 2017	376,629	379,719
Retained earnings	5,276,035	4,505,515

Total Stockholders' Equity	5,652,664	4,885,234

Liabilities and Stockholders' Equity	$ 11,305,171	$ 11,215,374

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years
	Ended September 30,
	2018	2017

OPERATING REVENUES
Rent revenues	$ 1,758,920	$ 1,721,499

OPERATING EXPENSES
Depreciation and amortization	198,665	191,371
Property taxes	282,651	277,664
Payroll and related costs	141,455	108,434
Insurance and utilities	67,776	69,141
Repairs and maintenance	51,579	122,202
Professional services	80,073	191,566
Bad debt	1,960	1,419
Other	6,314	16,341

	830,473	978,138

Operating income	928,447	743,361

OTHER INCOME (EXPENSE)
Interest expense	(222,504)	(200,671)
Other income	-	5,924

	(222,504)	(194,747)

Income before income taxes	705,943	548,614

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	241,522	255,909
Income tax deferred benefit	(356,991)	(39,112)
	(115,469)	216,797

Net income	$ 821,412	$ 331,817

PER SHARE DATA
Net income per common share	$ 0.22	$ 0.09

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

		Additional		Total
	Common	Paid-in	Retained	Stockholders'
	Stock	Capital	Earnings	Equity

Balance, September 30, 2016	$ 524,311	$ 333,216	$ 6,226,363	$ 7,083,890
Net income	-	-	331,817	331,817
Purchase and retirement of common stock	(144,592)	(333,216)	(2,052,665)	(2,530,473)
Balance, September 30, 2017	379,719	-	4,505,515	4,885,234
Net income	-	-	821,412	821,412
Purchase and retirement of common stock	(3,090)	-	(50,892)	(53,982)
Balance, September 30, 2018	$ 376,629	$ -	$ 5,276,035	$ 5,652,664

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended September 30,
	2018	2017

OPERATING ACTIVITIES
Net income	$821,412	$331,817
Adjustments to reconcile net income to net cash provided by
operating activities:
Bad debts	1,960	1,419
Depreciation and amortization	198,665	191,371
Interest on deferred financing costs	5,332	4,723
Write off deferred financing costs	-	24,178
Changes in deferred and accrued amounts
Receivables from tenants	(48,379)	30,101
Prepaid property taxes	2,213	(3,302)
Income taxes receivable	-	22,441
Accounts payable and accrued expenses	10,899	(3,138)
Income taxes payable	55,714	19,917
Deferred income taxes	(361,304)	(39,112)

Net cash provided by operating activities	686,512	580,415

INVESTING ACTIVITIES
Additions to investment properties and other assets for
improvements to properties held for lease	-	(7,207)

Net cash used in investing activities	-	(7,207)

FINANCING ACTIVITIES
Purchase and retirement of common stock	(53,982)	(2,530,473)
Proceeds from line of credit	-	2,500,000
Payments on line of credit	-	(2,500,000)
Proceeds from notes payable	-	3,209,423
Principal payments on notes payable	(393,606)	(1,464,333)
Payments for deferred financing costs	-	(33,963)

Net cash used in financing activities	(447,588)	(819,346)

Net increase (decrease) in cash	238,924	(246,138)

CASH, BEGINNING OF YEAR	254,522	500,660

CASH, END OF YEAR	$493,446	$254,522

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$223,074	$173,912

Cash paid for income taxes	$155,280	$212,862

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Business activities

Security Land and Development Corporation ("the Company") is engaged in the acquisition of developed and undeveloped real estate to be held for investment purposes or to be developed and leased as income producing property.  Substantially all investment properties held and leased by the Company are located within the State of Georgia, in Richmond and Columbia counties and in North Augusta, South Carolina.

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

During 2018 and 2017, substantially all operating revenues and operating expenses were related to real estate leasing.  A substantial portion of rent revenues were earned from two investment properties, a commercial retail center, consisting of approximately 69,000 square feet on Washington Road in Augusta, Georgia ("National Plaza") and the Evans Ground Lease on Washington Road in Evans, Georgia ("Evans Ground Lease").  National Plaza provided approximately 53% of gross rent revenue in 2018 and 2017.  Approximately 81% of National Plaza was leased to a regional food supermarket, with annual rents from the lease totaling $463,200.  National Plaza comprises approximately 36% of the asset Investment Properties for Lease, net of Accumulated Depreciation.  The Evans Ground Lease provided approximately 38% and 39% of gross rental revenues in 2018 and 2017, respectively.  This property, leased to a national home improvement retailer, earned rents totaling approximately $542,000 in both 2018 and 2017.  The Evans Ground Lease comprises approximately 36% of investment properties held for lease, net, by the Company at September 30, 2018.

In September of 2015, the Company purchased a commercial building on 3.5 acres of land located on Wrightsboro Road in Augusta, Georgia.  The building is partially leased to a local retailer with a rental period beginning October 1, 2015.  The Wrightsboro Road property represents approximately 28% of the Company's net leased assets at September 30, 2018.  The Wrightsboro Road lease provided approximately 9% of gross rental revenue in 2018 and 2017.

Basis of presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of Security Land and Development Corporation and its wholly owned subsidiaries, Royal Palms Motel, Inc., SLDC, LLC, SLDC2, LLC, and SLDC III, LLC (described on a consolidated basis as the "Company").  All intercompany transactions and accounts are eliminated in consolidation.

Use of estimates

The consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue recognition

Rent revenue is recognized on a straight-line basis over the term of the related lease agreements.  The Company is reimbursed by tenants for property taxes and other maintenance fees.  These reimbursements billed totaled $314,338 and $300,113, which is included in rent revenues, for the years ended September 30, 2018 and 2017, respectively.

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the Company generally estimates future cash flows expected to result from the use of the asset and its eventual disposition.  An impairment loss is recognized when the expected future cash flows of the asset is less than the carrying amount. The Company measures the impairment loss as the amount by which the asset's carrying amount exceeds the fair value of the asset. At September 30, 2018 and 2017, the Company believes that none of its long-lived assets are impaired.

Receivables from tenants

Receivables from tenants consist of rents, property taxes and other maintenance fees payable under the terms of lease agreements.  Receivables are carried at original invoice amount.  Management estimates an allowance for doubtful accounts by regularly evaluating individual tenant receivables and considering the collectability of balances due based on each tenant's financial condition, credit history, and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recognized in income when received.  The Company has an allowance for uncollectible accounts of $73,927 and $71,967 at September 30, 2018 and 2017, respectively.

Lease commissions

Lease commissions are capitalized and amortized over the term of the related leases, using the straight-line method.  Lease commissions, net of accumulated amortization, of $12,716 and $17,774 at September 30, 2018 and 2017, respectively, are included in Other Assets in the accompanying consolidated balance sheets.

Deferred financing costs

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company adopted ASU 2015-03 as of the year ended September 30, 2017, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $51,719 of net unamortized debt issuance costs related to the Company's long-term debt (see Note 3) from other assets to long-term debt within its consolidated balance sheet of September 30, 2017. Other than the reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's consolidated financial statements. Deferred financing cost are amortized over the term of the respective loan on a straight line basis.

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

The Company has adopted the provisions under ASC Topic 740, "Income Taxes" ("ASC 740") which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements.  Management is not aware of any uncertain tax positions as of September 30, 2018.

At September 30, 2017, the Company had income taxes payable of $19,917 related to the fiscal year 2017. As of September 30, 2018, all income taxes payable related to the fiscal year 2017 had been paid, and $75,630 of income tax payable has been accrued for the fiscal year 2018.

The Tax Cuts and Jobs Act (TCJA) was signed into law by the President on Friday December 22, 2017. The TCJA  includes the reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, changes in business deductions, and many international provisions.  The drop in the corporate rate is effective for tax years beginning after December 31, 2017.  Internal  Revenue Code (IRC) Section 15 indicates that "if any rate of tax imposed.changes, and if the taxable year includes the effective date of the change., then tentative taxes shall be computed by applying the rate for the period before the effective date of the change, and the rate for the period on and after such date, to the taxable income for the entire taxable year, and the tax for such taxable year shall be the sum of that proportion of each tentative tax which the number of days in each period bears to the number of days in the entire taxable year." (§15(a)).  As the Company is a fiscal year taxpayer, they will receive a partial benefit for the drop in the federal corporate tax rate for their fiscal year ended September 30, 2018.  The weighted average federal tax rate computed in accordance with IRC Section 15 is 24.25% for the current fiscal year.

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

During the twelve-month period ended September 30, 2018, the Company recorded $115,469 in income tax benefits at an effective rate of approximately -49%. The Company records income taxes using an estimated annual effective tax rate for interim reporting. The individually largest factor contributing to the difference between the federal statutory rate of 24.25% and the Company's effective tax rate for the twelve-month period ended September 30, 2018 was the benefit relating to the revaluing of the deferred tax asset and liability balances to the new federal statutory rate.

Statements of equity

On February 7, 2017, Security Land and Development Corporation offered to purchase up to 2,526,247 shares (approximately 48.2% of the Company's outstanding shares) of its common stock from its stockholders through a tender offer ("the Offer") at a price of $1.25 per share. The Offer is part of a plan intended to enhance stockholder value and provide liquidity for the stockholders. The Offer expired on March 15, 2017, was extended by the Company, and on April 19, 2017 Security Land and Development Corporation amended the above offer to increase the offer price to $1.60 per share. The amended Offer expired on May 5, 2017.  On May 5, 2017, Security Land and Development Corporation amended the April 19, 2017 Offer to increase the offer price to $1.75 per share. Within the offer period, 192,860 shares were sold by members of the Board of Directors who are not part of the Flanagin family. As of September 30, 2018, the percentage of common stock owned by the Flanagin Family was approximately 58%. The Company purchased and retired a total of 1,476,817 shares of its stock for $2,584,455. Included within these shares purchased by the Company were 160,500 shares sold by members of the Flanagin family.  The Company utilized funds procured from a line of credit as noted above in Note 3 - Notes Payable and Line of Credit.

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Net income per common share

Net income per common share is calculated on the basis of the weighted average number of shares outstanding.  The Company has no stock option plans, or other instruments resulting in earnings per share dilution.  For 2018 and 2017, the weighted average number of shares outstanding was 3,766,290 and 3,797,137.  Only basic net income per common share is presented.

Recently issued accounting standards

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. This guidance also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity's contracts with customers. The guidance was effective for the Company for reporting periods beginning after December 31, 2017. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards.  The Company is currently evaluating the impact of adoption and the implementation approach to be used.

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 was effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments were effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments were effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments were effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections were effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards, continued

In November, 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how restricted cash is presented and classified in the statement of cash flows. The amendments were effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2016, the FASB amended the Income Taxes topic of the Accounting Standards Codification to modify the accounting for intra-entity transfers of assets other than inventory. The amendments were effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB issued guidance to clarify the definitions of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance was effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments-Equity Method and Joint Ventures Topics of the Accounting Standards Codification.  The ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards.  The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

In January 2017, the FASB amended the Goodwill and Other Topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company does not expect these amendments to have a material effect on its financial statements.

In February 2017, the FASB amended the Other Income Topic of the Accounting Standards Codification to clarify the scope of the guidance on nonfinancial asset de-recognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the de-recognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments were effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In September 2017, the FASB updated the Revenue from Contracts with Customers and the Leases Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB's new standards on revenue and leases. The amendments were effective upon issuance. The Company is currently in the process of evaluating the impact of adoption of this guidance, however it does not expect these amendments to have a material effect on its financial statements.

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

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards, continued

In March 2018, the FASB updated the Income Taxes Topic of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Jobs Act. The amendments were effective upon issuance. The Company has disclosed the impact within Note 1 to the financial statements.

In July 2018, the FASB amended the Leases Topic of the Accounting Standards Codification to make narrow amendments to clarify how to apply certain aspects of the new leases standard. The amendments will be effective for the Company for reporting periods beginning December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

In July 2018, the FASB amended the Leases Topic of the Accounting Standards Codification to give entities another option for transition and to provide lessors with a practical expedient. The amendments will be effective for the Company for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Concentrations

Substantially all the Company's assets consist of real estate located in Richmond and Columbia Counties in the State of Georgia, and in North Augusta, South Carolina.  Approximately 100% and 99% of the Company's revenues were rental related revenue in 2018 and 2017, respectively.  In both 2018 and 2017, approximately 53% of the Company's rental revenues were earned from National Plaza.  Approximately 81% of National Plaza is leased to one tenant, a regional food supermarket.  Approximately 38% and 39% of the Company's rental revenues in 2018 and 2017, respectively, were earned from the Evans Ground Lease, which is 100% leased to a major national home improvement retailer.

The majority of the Company's receivables from tenants at September 30, 2018 and 2017 were receivable from two tenants, the regional food supermarket that leases property at National Plaza, and the major national home improvement retailer under the Evans Ground Lease.

The Company places its cash with high quality financial institutions. At times the Company's cash balances may be in excess of Federal Deposit Insurance Corporation limits.

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

On June 27, 2018, the Company entered into an agreement with WSQ, LLC, a Georgia Limited Liability Company, for the sale of National Plaza along with two adjoining outparcels, located on Washington Road in Augusta, Georgia. The sale price was $21,000,000 and the closing of the sale occurred on December 13, 2018.

The Company intends to use a portion of the proceeds from the National Plaza sale for a like-kind-exchange to purchase a property located in Augusta, Georgia. The identified property would be a long-term ground lease with an established national retailer that is currently occupying the premise. The expected purchase price of this property per the sales contract is $15,000,000 and the annual revenue from this long-term ground lease would be approximately $810,000, with approximately nine and half years remaining on the initial lease term. This lease does have sixteen five year extension options, with the first five year extension beginning in 2028 at a 10% escalation in the annual rent amount. If additional extension periods are exercised, rent amounts will increase every other extension period beginning in year 2033 at a rate of 5%.

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Subsequent events, continued

In addition to using the proceeds of the National Plaza sale being used for the purchase of the aforementioned property,  the Board of the Directors of the Company also plans to evaluate the possibility of  paying dividends at a yet to be determined amount from a portion of the proceeds from the sale of National Plaza.  The Company is also paying bonuses of approximately 3.75% of the gross sales price.  At the closing of National Plaza, the Company also paid off the note payable with a regional financial institution for a loan that is currently collateralized by the National Plaza center.

NOTE 2 - INVESTMENT PROPERTIES

Investment properties leased or held for lease

Investment properties leased or held for lease to others under operating leases consist of the following at September 30:

	2018	2017

National Plaza building, land and improvements	$ 5,322,260	$ 5,322,260
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road Building land and improvements	1,929,690	1,929,690
Commercial land and improvements	3,804,728	3,804,728
	13,439,351	13,439,351
Less accumulated depreciation	(3,079,905)	(2,891,630)

Investment properties for lease, net of depreciation	$ 10,359,446	$ 10,547,721

Depreciation expense totaled $188,275 and $186,314 in 2018 and 2017, respectively.

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

The lease agreement also provides for the Company to receive each year 1.25% of the individual supermarket's gross sales in excess of approximately $37 million. For 2018 and 2017, the supermarket did not achieve this gross sales level.

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

(Continued)

NOTE 2 - INVESTMENT PROPERTIES , continued

Investment properties leased or held for lease, continued

In June of 2015, the Company sold approximately 1 acre of undeveloped land previously included as part of National Plaza adjoining Stanley Drive and a residential house located on Stanley Drive resulting in a gain on sale of  approximately $1,860,000. In September of 2015, the Company purchased a commercial building consisting of approximately 25,000 square feet of retail space and 27,000 square feet of warehouse space on approximately 3.5 acres of land located on Wrightsboro road.  The retail space is currently leased to a local retailer and rent commenced on October 1, 2015. The related lease term is 10 years with annual rental payments of $142,000, increasing to $153,000 at year 6.  The warehouse space was available for lease as of September 30, 2018.

Future minimum rents receivable under the operating lease agreements are as follows for the years ending September 30:

2019	$ 1,337,749
2020	1,113,205
2021	794,420
2022	815,786
2023	812,406
Thereafter	2,203,029
$ 7,076,595

On June 27, 2018, the Company entered into an agreement with WSQ, LLC, a Georgia Limited Liability Company, for the sale of National Plaza along with two adjoining outparcels, located on Washington Road in Augusta, Georgia. The closing of the sale occurred on December 13, 2018. After this sale, future minimum rents receivable under the existing operating lease agreements not associated with National Plaza (excluding pending purchase of property discussed in Note 1- Subsequent events are as follows for the years ending September 30:

2019	$ 693,250
2020	693,250
2021	704,610
2022	725,282
2023	732,173
Thereafter	2,187,862
$ 5,736,427

Land and improvements held for investment or development

The Company also holds for investment or future development approximately 19.38 acres of undeveloped commercial land in North Augusta, South Carolina, purchased in several parcels during 2007 and 2008.  The Company also owns approximately 85 acres of land in south Richmond County and a 1.1 acre parcel along Washington Road in Augusta, Georgia, that adjoins the Company's National Plaza investment property. See also Note 1 - Subsequent events. The aggregate cost of these investment properties held for investment or development was $3,804,728 at both September 30, 2018 and 2017.

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following at September 30:

	2018	2017

A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents.   The note is payable in monthly installments of $33,050, through August 2027, and accrues interest at an annual fixed rate of 4.3%.  The proceeds from this note were used to pay down a line of credit and a note payable collateralized by National Plaza.

	$ 2,925,424	$ 3,188,257
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,457,207	1,582,647
	4,382,631	4,770,904
Less deferred financing costs	(46,387)	(51,719)
Less current maturities of notes payable	(407,554)	(388,322)

	$ 3,928,690	$ 4,330,863

Aggregate maturities of notes payable are as follows at September 30, 2018:

2019	$ 407,554
2020	427,449
2021	448,973
2022	471,277
2023	494,714
Thereafter	2,132,664

$ 4,382,631

All interest incurred for 2018 and 2017 was expensed by the Company.

NOTE 4 - INCOME TAXES

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in previous years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences that give rise to the deferred tax liability are as follows as of September 30:

	2018	2017
Deferred income tax liabilities:
Basis in Investment Properties	$ 1,006,252	$ 1,367,556

Taxable gains deferred by the Company in prior years and in the current year through qualified tax-free like-kind exchanges totaled approximately $2,835,235. These deferred gains for tax reporting comprise a substantial portion of the Company's deferred income tax liabilities as of September 30, 2018 and 2017, net of the effects of depreciation.

The (benefit) provision for income taxes is as follows:

	For the years ended
	September 30,
	2018	2017
Current expense	$241,522	$255,909
Deferred benefit	(356,991)	(39,112)

	$(115,469)	$216,797

The provision for income taxes for the years ended September 30, 2018 and 2017 differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

	2018	2017

Net income before tax	$705,943	$548,614

Expected federal tax expense at 24.25% and 34%	171,006	186,529
State tax expense, net of federal benefit	47,965	21,725
Federal (benefit) expense of tax rate change	(330,104)	-
Other (benefit) expense	(4,336)	8,543

Tax (benefit) expense	$(115,469)	$216,797

See also Note 1 - Subsequent events.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company purchases insurance from an insurance company of which a former member of the Company's Board of Directors is President Emeritus.  The former board member sold his shares and resigned from the Board of Directors during the year ended September 30, 2017. The Company believes that the insurance prices obtained from such company were not in excess of prices that would have been paid had the Company obtained this insurance from other sources.

During the years ended September 30, 2018 and 2017, the Company paid $6,000 and $8,200, respectively, to the son of the President for accounting services.  The Company believes the amount paid is not in excess of prices that would have been paid had the Company obtained these services from other sources.

During December 2017, the Board of Directors voted to pay a bonus of $10,000 each to four Flanagin family members. All of the members are employees of the Company and three of the employees are members of the Board of Directors.

See also Note 1 - Subsequent events.

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15d--15(e)) as of September 30, 2018, and based on such evaluation, our Chief Executive Officer concluded that such controls and procedures were ineffective as of September 30, 2018 as explained by the material weakness described in internal control over financial reporting.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company's management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2018.  Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was ineffective as of September 30, 2018 as explained by the material weakness described in internal control over financial reporting:

  Due to its relatively small size and the nature of its operations, having only two key employees, whom are also married to each other, actively involved in management and financial reporting of the Company there is a lack of necessary segregation of duties and accounting personnel with the requisite knowledge of accounting principles generally accepted in the United States of America ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission ("SEC"). There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on an ongoing basis and when it becomes practicable, will make efforts to add personnel and resources to address the material weakness.  There has been no change in its internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  The Company's independent registered public accounting firm was not required nor engaged to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information for the current directors and executive officers of the Company.  There are no arrangements or understandings between any officers and any other persons pursuant to the election of the officers.

NAME, AGE AND POSITION	LAST FIVE YEARS BUSINESS EXPERIENCE

W. Stewart Flanagin, Jr. 70 - Chairman of Board of Directors since 1983; Member of Board since 1983; brother of President.	Pharmacist, former owner of Hill Drug Company and past manager of Revco Drug Store, Inc.

T. Greenlee Flanagin 69 - President and CEO since 1983; member of Board since 1983; brother of Chairman of Board.	Real estate

John C. Bell, Jr. 70- Vice President; Member of Board since 1983.	Attorney at Law

Robert M. Flanagin 61 - Member of Board since 1987. brother of President and Chairman.	Real estate agent

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and persons owning more than 10% of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended September 30, 2018 the Company's executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

Item 11. Executive Compensation.

The table below shows the compensation (including bonuses) of the Chief Executive Officer for the three most recent fiscal years.

NAME	COMPENSATION	DATE

T. Greenlee Flanagin	$ 56,669	September 30, 2018
T. Greenlee Flanagin	$ 45,789	September 30, 2017
T. Greenlee Flanagin	$108,016	September 30, 2016

A bonus of $10,000 was paid during the year ended September 30, 2018.  This amount is included in the compensation total listed above for 2018.

There were no annuity, pension or retirement benefits paid during the fiscal year ended September 30, 2018 and none are proposed to be paid to any officer or director of Security Land and Development Corporation for the year-end September 30, 2018. The President's salary includes amounts paid for health insurance premiums for himself and his wife.

The Company does not have a stock option plan and no stock or options were awarded to executives as compensation in the past 3 years.

Each Director of the Company receives compensation of $100 per Director's meeting for services performed as a Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders:

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2018 by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS

T. Greenlee Flanagin (1)	543,743	14
Robert Flanagin (1)	442,647	12
W. Stewart Flanagin, Jr. (1)	417,114	11
Ann Flanagin Smith (1)	411,604	11
John C. Bell, Jr.	286,065	8

(1) Combined with the following, these individuals form the "Flanagin Family Group":

Harriette Flanagin	368,687	10

The Flanagin Family Group owns 2,183,795 common shares, which is approximately 58% of the Company's 3,766,290 shares of common stock outstanding.

Security Ownership of Management:

The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of September 30, 2018, by Directors and executive officers:

NAME OF BENEFICIAL OWNER	ADDRESS	COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS

W. Stewart Flanagin, Jr.	1117 Glenn Avenue Augusta, GA 30904	417,114	11

T. Greenlee Flanagin	3326 Wheeler Road Augusta, GA 30909	543,743	14

John C. Bell, Jr.	P.O. Box 1547 Augusta, GA 30903	286,065	8

Robert M. Flanagin	2002 Wrightsboro Road Augusta, GA 30904	442,647	12

All Directors and officers as a group consisting of four individuals.		1,689,569	45

The Flanagin Family Group and all Directors and Officers as a group beneficially own 2,469,860 common shares which is approximately 66% of the Company's 3,766,290 shares of common stock outstanding.

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

During the year, the Company paid $6,000 to the son of the President for accounting services.  The Company believes the amount paid is not in excess of prices that would have been paid had the Company obtained these services from other sources.

Item 14. Principal Accounting Fees and Services.

The accounting fees billed to the Company by Elliott Davis, LLC related to the Company's fiscal years ended September 30, 2018 and 2017 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

		2018	2017
(i)	Audit Fees	$58,100	$58,100

(ii)	Audit Related Fees	-	-

(iii)	Tax Fees	$5,800	$5,800

(iv)	All Other Fees	-	-

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)    Exhibits required by Item 601 of Regulation S-B.

EXHIBIT NUMBER	DESCRIPTION

11	Computation of Earnings Per Share

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer

32.1	Section 906 Certification of T. Greenlee Flanagin

101

The following financial information from Security Land and Development Corporation's Annual Report on Form 10-K for the year ended September 30,  2016 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and  Retained Earnings, (iii) The Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

[See General Instruction D]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND & DEVELOPMENT CORPORATION
(Registrant)

/s/ T. Greenlee Flanagin	December 17, 2018
T. GREENLEE FLANAGIN	(Date)
President
Chief Executive Officer and Chief
Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Stewart Flanagin, Jr.	December 17, 2018
W. STEWART FLANAGIN, JR.	(Date)
Chairman of Board

/s/ Robert M. Flanagin	December 17, 2018
ROBERT M. FLANAGIN	(Date)
Director and Secretary

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.