Form 10-Q
period 2018-12-31
SECURITY LAND & DEVELOPMENT CORP
filed 2019-02-19
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

⌧	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes      ⌧  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at February 11, 2019
Common Stock, $0.10 Par Value	3,766,290 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2018	2018
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$3,030,268	$493,446
Receivables from tenants, net of allowance of $73,927 and $71,967
at December 31, 2018 and September 30, 2018, respectively	261,403	412,008
Prepaid property taxes	-	27,555

Total current assets	3,291,671	933,009

INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation	19,226,807	6,554,718
Land and improvements held for investment or development	3,478,868	3,804,728

	22,705,675	10,359,446

OTHER ASSETS	-	12,716

	$25,997,346	$11,305,171

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$244,554	$234,381
Income taxes payable	1,587,250	75,630
Current maturities of notes payable	134,987	407,554

Total current liabilities	1,966,791	717,565

LONG-TERM LIABILITIES
Notes payable, less current portion and deferred financing cost	1,260,692	3,928,690
Deferred income taxes	4,071,161	1,006,252

Total long-term liabilities	5,331,853	4,934,942

Total liabilities	7,298,644	5,652,507

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share; 30,000,000 shares authorized;
3,766,290 shares issued and outstanding	376,629	376,629
Retained earnings	18,322,073	5,276,035

Total Stockholders' Equity	18,698,702	5,652,664

Liabilities and Stockholders' Equity	$25,997,346	$11,305,171

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	For the Three Months
	Ended December 31,
	2018	2017
	(unaudited)	(unaudited)
OPERATING REVENUE
Rent Revenue	$393,886	$417,717

OPERATING EXPENSES
Depreciation and amortization	78,987	48,333
Property taxes	58,281	70,024
Payroll and related costs	828,296	23,529
Insurance and utilities	(4,120)	6,366
Repairs and maintenance	8,552	7,151
Professional services	78,643	21,740
Bad debt expense	1,949	-
Other	41,909	1,008

	1,092,497	178,151

Operating (loss) income	(698,611)	239,566

OTHER INCOME (EXPENSE)
Gain on sale	18,367,269	-
Interest	(46,090)	(70,159)

	18,321,179	(70,159)

Income before income taxes	17,622,568	169,407

INCOME TAXES PROVISION (BENEFIT)
Income tax expense	1,511,620	54,207
Income tax deferred expense (benefit)	3,064,910	(450,422)
	4,576,530	(396,215)

Net income	$13,046,038	$565,622

PER SHARE DATA
Net income per common share	$3.46	$0.15
Weighted Average Shares Outstanding	3,766,290	3,793,150
The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Total
	Common	Retained	Stockholders'
	Stock	Earnings	Equity

Balance, September 30, 2017	$379,719	$4,505,515	$4,885,234
Net Income	-	565,622	565,622
Purchase and retirement of common stock	(2,455)	(40,425)	(42,880)
Balance, December 31, 2017 (unaudited)	$377,264	$5,030,712	$5,407,976
Balance, September 30, 2018	$376,629	$5,276,035	$5,652,664
Net Income	-	13,046,038	13,046,038
Balance, December 31, 2018 (unaudited)	$376,629	$18,322,073	$18,698,702

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended December 31,
	2018	2017
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$13,046,038	$565,622
Adjustments to reconcile net income to net cash provided by
operating activities:

Gain on sale	(18,367,269)
Bad debts	1,949	-

Deferred financing costs	(16,146)
Depreciation and amortization	77,654	48,333
Interest on deferred financing costs	1,333	1,333
Deferred income tax	3,064,909	(450,422)
Changes in deferred and accrued amounts	1,698,004	38,826

Net cash provided by operating activities	(493,528)	203,692

INVESTING ACTIVITIES
Additions to investment properties and other assets for
properties held for lease	(15,044,916)	-
Proceeds from sale of investment properties and other assets
held for lease	21,017,164	-

Net cash used in investing activities	5,972,248	-

FINANCING ACTIVITIES
Purchase and retirement of common stock	-	(42,880)
Principal payments on notes payable	(2,941,898)	(116,944)

Net cash used in financing activities	(2,941,898)	(159,824)
Net increase in cash	2,536,822	43,868

CASH, BEGINNING OF PERIOD	493,446	254,522

CASH, END OF PERIOD	$3,030,268	$298,390

SUPPLEMENTAL CASH FLOW INFORMATION:
	$48,954	$68,943
Cash paid for interest
	$-	$-
Cash paid for income taxes

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION

 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q, Article 8 of Regulation S-X and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-K for the year ended September 30, 2018 when reviewing these interim financial statements.

The financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Security Land and Development Corporation and its four wholly owned subsidiaries, Royal Palms Motel, Inc., SLDC, LLC, SLDC 2, LLC and SLDC III, LLC (described on a consolidated basis as the "Company"). Significant intercompany transactions and accounts are eliminated in consolidation.

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

Estimates of Income Tax Rates Applicable to Deferred Taxes

The Company has deferred income taxes through a series of tax-deferred like-kind exchange transactions on certain investment properties and through accelerated depreciation elections on certain other assets. Actual income taxes that may become due when taxable gains are realized on the sale of assets may differ from management's estimates as a result of changes in tax laws, the tax status of the Company, or the actual taxable earnings of the Company in the periods the deferred income taxes become due.

Refer to the Company's Form 10-K for the year ended September 30, 2018 for further information regarding its critical accounting policies.

(Continued)

Note 1 - Basis of Presentation, Continued

Recently Adopted Accounting Standards

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers in future periods. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance is effective for the Company for reporting periods beginning October 1, 2018. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services.  Adoption of the new rules affects the timing of revenue recognition for certain transactions.  The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 is effective for the Company for reporting periods beginning October 1, 2018. The Company applied the guidance using a modified retrospective approach.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning October 1, 2018.

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments are effective for the Company for reporting periods beginning October 1, 2018.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments are effective for the Company for reporting periods beginning October 1, 2018.

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections are effective for the Company for reporting periods beginning October 1, 2018. The Company will applied the guidance using a modified retrospective approach.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-2, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases. This ASU significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront.

                                                                                                                                                                                (Continued)

Note 1 - Basis of Presentation, Continued

Recently Issued Accounting Standards, continued

The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows lessors to elect a practical expedient by class of underlying assets to not separate non-lease components from the lease component if certain conditions are met. The lessor's practical expedient election would be limited to circumstances in which the non-lease components otherwise would be accounted for under the new revenue guidance and both (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the lease component would be classified as an operating lease. The Company expects to elect the practical expedient which would allow the Company the ability to combine the lease and non-lease components if the underlying asset meets the criteria above. ASU 2018-11 also includes an optional transition method in addition to the existing requirements for transition to the new standard by recognizing a cumulative effect adjustment to the opening balance sheet of retained earnings in the period of adoption. Consequently, a company's reporting for the comparative periods presented in the financial statements would continue to be in accordance with current GAAP (Topic 840).

We continue to evaluate the impact this pronouncement will have on our financial statements and the Company is currently assessing the potential changes to its accounting and whether such changes will have a material impact on its consolidated financial statements and condensed notes to its consolidated financial statements.

We evaluated the revenue recognition for all contracts within this scope under existing accounting standards and under the new revenue recognition ASU and confirmed that there were no differences in the amounts recognized or the pattern of recognition. Therefore, the adoption of this ASU did not result in an adjustment to our retained earnings on January 1, 2018.

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

In September 2017, the FASB updated the Revenue from Contracts with Customers and the Leases Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB's new standards on revenue and leases. The amendments were effective upon issuance. The Company has evaluated the impact of adoption of this guidance and determined that these amendments do not have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 2 - Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
	(unaudited)	(audited)

National Plaza building, land and improvements	$-	$5,322,260
Bobby Jones Ground Lease, land and lease intangible Evans Ground Lease, land and improvements	15,044,916 2,382,673	- 2,382,673
Wrightsboro Road building, land and improvements	1,929,690	1,929,690
Commercial land and improvements	3,478,868	3,804,728
	22,836,147	13,439,351
Less accumulated depreciation	(130,472)	(3,079,905)

Investment properties for lease, net of depreciation and amortization	$22,705,675	$10,359,446

Depreciation and amortization expense totaled approximately $77,000 and $47,000 for the three-month periods ended December 31, 2018 and 2017, respectively.

Sale of National Plaza

National Plaza is a retail strip center located on Washington Road in Augusta Georgia. Approximately 81% of the rentable space at the National Plaza is leased to Publix Supermarkets, Inc., the National Plaza's anchor tenant. The company sold this property in December of 2018 for $21,000,000 and recognized a gain on the sale of $18,367,269.  See Note 8 for additional disclosures regarding the National Plaza retail strip center.

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

                                                                                                                                                                                (Continued)

Note 2 - Investment Properties, continued

Purchase of Bobby Jones Ground Lease

In December of 2018, the Company purchased a tract of land, consisting of 19.32 acres, and a ground lease with a major discount retailer for $15,044,916 using proceeds from the sale of National Plaza to fund the purchase. The ground lease commenced on November 21, 2005 and the initial term expires on May 1, 2028.  The Company began recognizing rental income as of the date of closing. The original lease term is 20 years with sixteen five-year extension options.  Annual rental payments total $810,636 and rent is payable monthly.  The Company's management has made an estimated allocation of the purchase price, assigning $4,358,453 to land and $10,686,463 to the ground lease until an appraisal can be completed during the quarter ended March 31, 2019.  Once the independent appraisal is completed the asset allocations may be adjusted based on the appraised allocations.  The Company's management has preliminarily assumed the useful life of the lease should coincide with the remaining lease term, which is approximately 112 months, and has recorded amortization expense accordingly.  The useful life and accumulated amortization will be adjusted accordingly per the appraisal, once complete, if necessary.

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1-acre parcel along Washington Road in Augusta, Georgia that adjoins the Company's National Plaza investment property.  This 1.1-acre parcel was included in the sale of the National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,478,868 and $3,804,728 at December 31, 2018 and September 30, 2018, respectively.

Refer to the Company's Form 10-K for the year ended September 30, 2018 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 - Notes Payable

Notes payable consisted of the following at:

	December 31, 2018 (unaudited)	September 30, 2018 (audited)
A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents. The note was payable in monthly installments of $33,050, through August 2027, and accrued interest at an annual fixed rate of 4.3%. The note payable was collateralized by National Plaza. In December of 2018 the Company sold National Plaza and used a portion of the proceeds to pay off this note.	$ -	$ 2,925,424
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,424,673	1,457,207
	1,424,673	4,382,631
Less deferred financing costs	(28,994)	(46,387)
Less current maturities of notes payable	(134,987)	(407,554)
	$ 1,260,692	$ 3,928,690

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $134,987.

Note 4 - Income Taxes

Income tax payable of $1,587,250 has been accrued as of the quarter ended December 31, 2018.  As of January 31, 2019, all income taxes payable of $75,630 related to the fiscal year 2018 had been paid and $1,511,620 of accrued income taxes are payable for the quarter ended December 31, 2019.

The Tax Cuts and Jobs Act (TCJA) was signed into law by the President on Friday December 22, 2017. The TCJA  includes the reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, changes in business deductions, and many international provisions.  The drop in the corporate rate is effective for tax years beginning after December 31, 2017.  IRC Section 15 indicates that "if any rate of tax imposed.changes, and if the taxable year includes the effective date of the change., then tentative taxes shall be computed by applying the rate for the period before the effective date of the change, and the rate for the period on and after such date, to the taxable income for the entire taxable year, and the tax for such taxable year shall be the sum of that proportion of each tentative tax which the number of days in each period bears to the number of days in the entire taxable year." (§15(a)).  As the Company is a fiscal year taxpayer, they will receive a partial benefit for the drop in the federal corporate tax rate for their fiscal year ended September 30, 2018.  The weighted average federal tax rate computed in accordance with IRC Section 15 is 24.25% for the current fiscal year.

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

During the twelve-month period ended September 30, 2018, the Company recorded $115,469 in income tax benefits at an effective rate of -49% The Company records income taxes using an estimated annual effective tax rate for interim reporting. The individually largest factor contributing to the difference between the federal statutory rate of 24.25% and the Company's effective tax rate for the twelve-month period ended September 30, 2018 was the benefit relating to the revaluing of the deferred tax asset and liability balances to the new federal statutory rate.

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in current and prior years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences that give rise to the deferred tax liability are as follows as of:

	December 31, 2018	September 30, 2018
Deferred income tax liabilities:
Basis in Investment Properties	$ 4,071,161	$ 1,006,252

Taxable gains deferred by the Company in prior years and in the current year through qualified tax-free like-kind exchanges totaled approximately $15,604,996. These deferred gains for tax reporting comprise a substantial portion of the Company's deferred income tax liabilities as of December 31, 2018 and September 30, 2018, net of the effects of depreciation.

                                                                                                                                                                                (Continued)

Note 4 - Income Taxes, continued

The provision (benefit) for income taxes is as follows:

	For the three months ended
	December 31,
	2018	2017
Current expense	$1,511,620	$54,207
Deferred expense (benefit)	3,064,910	(450,422)

	$4,576,530	$(396,215)

The provision for income taxes for the three months ended December 31, 2018 and 2017 differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

	2018	2017

Net income before tax	$17,622,568	$169,407

Expected federal tax expense at December 31, 2018 and 2017 is 21% and 24.25% respectively	3,700,739	41,081
State tax expense, net of federal benefit	840,596	13,126
Federal (benefit) expense of tax rate change	-	(450,422)
Other expense	35,195	-

Tax expense (benefit)	$4,576,530	$(396,215)

Note 5 - Concentrations

Substantially all of the Company's assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Substantially all of the Company's rental revenues were earned from four of the Company's investment properties, National Plaza, the Evans Ground Lease, the Bobby Jones Ground Lease and the Wrightsboro Road Lease, which comprise approximately 40%, 43%, 8% and 9% of the Company's revenues, respectively, for the three-month period ended December 31, 2018. The anchor tenant for National Plaza, Publix Supermarkets, Inc. ("Publix"), a regional food supermarket chain, leased approximately 81% of the space at National Plaza. Prior to the sale of National Plaza in December of 2018 the Company generated approximately 29% of its revenues through its lease with Publix. See Note 8 for additional disclosures regarding the National Plaza retail strip center.

Note 6 - Related Party Transactions

During the quarter, the Company paid a stockholder who is also the son of the President for accounting services. The Company's Board of Directors believes that the accounting services paid to the son of its President were not in excess of prices that would have been paid had the Company obtained accounting services from other sources.

During the quarter, the Company paid bonuses of $787,500 to stockholders, who are also board members, related to the sale of National Plaza.

During the quarter, the Company paid legal fees of $25,000 to a stockholder, who is also a board member, related to resolving an operational matter with a tenant at National Plaza.

Note 7 - Stockholders' Equity

On February 7, 2017, Security Land and Development Corporation offered to purchase up to 2,526,247 shares (approximately 48.2% of the Company's outstanding shares) of its common stock from its stockholders through a tender offer ("the Offer") at a price of $1.25 per share. The Offer was part of a plan intended to enhance stockholder value and provide liquidity for the stockholders. The Offer expired on March 15, 2017, was extended by the Company, and on April 19, 2017 Security Land and Development Corporation amended the above offer to increase the offer price to $1.60 per share. The amended Offer expired on May 5, 2017.  On May 5, 2017, Security Land and Development Corporation amended the April 19, 2017 Offer to increase the offer price to $1.75 per share. Within the offer period, 192,860 shares were sold by members of the Board of Directors who are not part of the Flanagin family. As of December 31, 2018, the Flanagin family owned approximately 58% of the Company's common stock. During the offer period, the Company has purchased and retired a total of 1,477,817 shares of its stock for $2,584,461. Included within these shares purchased by the Company were 192,860 shares sold by members of the Board of Directors who are not part of the Flanagin family. The Company utilized cash on hand and funds obtained from the line of credit that has since been converted to a term note. See Note 3 - Notes Payable.  During the quarter ended December 31, 2019 the Company paid off this term note with proceeds from the sale of National Plaza.

Note 8 - Sale of National Plaza

On June 27, 2018, the Company entered into an agreement with WSQ, LLC, a Georgia Limited Liability Company, for the sale of its retail strip center (the "National Plaza") along with two adjoining outparcels, located on Washington Road in Augusta, Georgia for a combined total sales price of $21,000,000. The closing of the sale occurred on December 13, 2018, and the Company recognized a gain on the sale of $18,367,269.

Note 9 - Purchase of Bobby Jones Ground Lease

On December 20, 2018, the Company purchased a tract of land, consisting of 19.32 acres, and a ground lease with a major discount retailer and building owned by the retailer for $15,044,916 using proceeds from the sale of National Plaza to fund the purchase, including $44,916 in transaction costs. The ground lease commenced on November 21, 2005 and the initial term expires on May 1, 2028.  The Company's management has made an estimated allocation of the purchase price, assigning $4,358,453 to land and $10,686,463 to the ground lease until an appraisal can be completed during the quarter ended March 31, 2019.  Once the independent appraisal is completed the asset allocations may be adjusted based on the appraised allocations and adjustments could be material.  The Company's management has preliminarily assumed the useful life of the lease should coincide with the remaining lease term, which is approximately 112 months, and has recorded amortization expense accordingly.  The useful life and accumulated amortization will be adjusted accordingly per the appraisal, once complete, if necessary.

Item  2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company's results of operations for the three months ended December 31, 2018, and a comparative analysis of the same period for 2017 are presented below:

			Increase (decrease)
			2018 compared to 2017
	2018	2017	Amount	Percent

Rent revenues	$393,886	$417,717	$(23,831)	-6%
Gain on sale	18,367,269	-	18,367,269	-
Operating expenses	1,092,497	178,151	914,346	513%
Interest expense	46,090	70,159	(24,069)	-34%
Income tax expense (benefit), net	4,576,530	(396,215)	4,972,745	1,155%
Net income	13,046,038	565,622	12,480,416	2,306%

Rent revenues consist of rent revenue from the Company's National Plaza, a strip center on Washington Road in Augusta, Georgia, the Evans Ground Lease in Evans, Georgia and the Bobby Jones Ground Lease. The Company also earned rent revenue from a lease on the Wrightsboro Road property with an apparel and home goods retailer and a ground lease with an auto-repair service operation on an out-parcel of National Plaza.  The Company sold National Plaza on December 13, 2018 and purchased the Bobby Jones Ground Lease on December 20, 2018.

Refer to the Company's Form 10-K for the year ended September 30, 2018 for further information regarding the properties owned and their lease terms.

Total operating expenses for the three months ended December 31, 2018 increased compared to the same period for 2017 due primarily to bonuses related to the sale of National Plaza in 2018 that were not incurred in the prior period.  Management expects operating expenses for the remainder of the current fiscal year to decrease significantly as no additional bonuses are expected to be awarded and due to the sale of National Plaza, resulting in a reduction in related operating expenses.

Interest expense for the three months ended December 31, 2018 decreased compared to 2017 due to paying off the loan collateralized by National Plaza with proceeds from the sale of National Plaza in December of 2018. Management expects interest expense for the remainder of the current fiscal year to decrease.

Income tax expense for the three-month period ended December 31, 2018 increased significantly compared to the same period for 2017 due to the sale of National Plaza and the related proceeds.

Liquidity and Sources of Capital:

The Company's ratio of current assets to current liabilities at December 31, 2018 was 167%. The ratio was 130% at September 30, 2018.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing, and the appreciation in investment properties (which can be sold or mortgaged, if necessary). See Note 8 for additional disclosures regarding National Plaza retail strip center.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $134,987. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

Item  3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable to smaller reporting companies.

Item  4. Controls and Procedures

(a)      Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures were ineffective.

(b)      There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer carried out the evaluation.

           As of September 30, 2018, the Company's management evaluated the effectiveness of its internal control. Based on the evaluation, the Company's management concluded that the Company's internal control over financial reporting was ineffective as of September 30, 2018 and identified a material weakness related to the lack of segregation of duties, accounting personnel with the requisite knowledge of GAAP and the lack of written policies and procedures over financial reporting.

           Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item  1. Legal Proceedings

None

Item  1A. Risk Factors

The Company, as a smaller reporting company, is not required to provide the information required by this item.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item  3. Defaults Upon Senior Securities

None

Item  4. Reserved for Future Use

Item  5. Other Information

Management of the Company notes that a Form 8-K was filed during the period to disclose the purchase of the Bobby Jones Ground Lease.  Management is not aware of any un-reported matters occurring during the period that would require any additional disclosures in a Form 8-K.

Item  6. Exhibits

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101	The following financial information from Security Land and Development Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	February 18, 2019

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer