Form 10-Q
period 2019-03-31
SECURITY LAND & DEVELOPMENT CORP
filed 2019-05-20
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                            ☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 16, 2019
Common Stock, $0.10 Par Value	3,766,290 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

Index

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018	1

	Consolidated Statements of Income for the Three Month Periods ended and for the Six Months Periods ended March 31, 2019 and 2018	2

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Month Period ended March 31, 2019 and the Year Ended September 30, 2018	3

	Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended and for the Six Month Periods ended March 31, 2019 and 2018	4

	Notes to the Consolidated Financial Statements	5-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II	OTHER INFORMATION	15

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Reserved for Future Use	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	SIGNATURES	18

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31	September 30
	2019	2018
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$ 2,286,419	$ 493,446
Receivables from tenants, net of allowance of $77,404 and $71,967
at March 31, 2019 and September 30, 2018, respectively	319,753	412,008
Prepaid property taxes	-	27,555

Total current assets	2,606,172	933,009
INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation and amortization	18,944,583	6,554,718
Land and improvements held for investment or development	3,478,868	3,804,728

	22,423,451	10,359,446
OTHER ASSETS	-	12,716

TOTAL ASSETS	$ 25,029,623	$ 11,305,171
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 214,780	$ 234,381
Income taxes payable	632,260	75,630
Current maturities of notes payable	136,971	407,554

Total current liabilities	984,011	717,565
LONG-TERM LIABILITIES
Notes payable, less current portion and deferred financing cost	1,226,567	3,928,690
Deferred income taxes	3,942,000	1,006,252

Total long-term liabilities	5,168,567	4,934,942

Total liabilities	6,152,578	5,652,507
STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share, 30,000,000 shares authorized;
3,766,290 shares issued and outstanding	376,629	376,629
Retained Earnings	18,500,416	5,276,035

Total Stockholders' Equity	18,877,045	5,652,664

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 25,029,623	$ 11,305,171

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Six Months
	Ended March 31		Ended March 31
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

OPERATING REVENUE
Rent Revenue	$ 436,232	$ 484,580	$ 830,118	$ 902,297
OPERATING EXPENSES
Depreciation and amortization	283,095	48,334	362,082	96,667
Property taxes	72,116	70,023	130,397	140,047
Payroll and related costs	30,900	67,644	859,196	91,173
Insurance and utilities	4,386	11,658	266	18,024
Repairs and maintenance	1,272	11,556	9,824	18,707
Professional services	52,375	28,527	131,018	50,267
Bad debt expenses	1,528	-	3,477	-
Other	6,182	4,280	48,091	5,289

Total Operating Expenses	451,854	242,022	1,544,351	420,174

Operating (Loss) Income	(15,622)	242,558	(714,233)	482,123
OTHER INCOME (EXPENSE)
Gain on sale	-	-	18,367,269	-
Interest	(2,816)	(45,506)	(48,906)	(115,665)

Total Other Income (Expense)	(2,816)	(45,506)	18,318,363	(115,665)

(Loss) Income Before Income Taxes	(18,438)	197,052	17,604,130	366,458
INCOME TAX (BENEFIT) PROVISION
Income tax (benefit) expense	(67,620)	69,613	1,444,000	123,820
Income tax deferred (benefit) expense	(129,161)	(3,665)	2,935,749	(454,087)

Total Income Tax (Benefit) Provision	(196,781)	65,948	4,379,749	(330,267)

Net Income	$ 178,343	$ 131,104	$ 13,224,381	$ 696,725
PER SHARE DATA
Net Income per Common Share	$ 0.05	$ 0.03	$ 3.51	$ 0.18
Weighted Average Shares Outstanding	3,766,290	3,766,290	3,766,290	3,766,290

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Retained Earnings	Total Stockholders' Equity

Balance, September 30, 2017	$ 379,719	$ 4,505,515	$ 4,885,234

Net Income	-	696,725	696,725

Purchase and retirement of common stock	(3,090)	(50,898)	(53,988)

Balance, March 31, 2018 (unaudited)	$ 376,629	$ 5,151,342	$ 5,527,971

Balance, September 30, 2018 (audited)	$ 376,629	$ 5,276,035	$ 5,652,664

Net Income	-	13,224,381	13,224,381

Balance, March 31, 2019 (unaudited)	$ 376,629	$ 18,500,416	$ 18,877,045

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months		For the Six Months
	Ended March 31		Ended March 31
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net income	$ 178,343	$ 131,104	$ 13,224,381	$ 696,725
Adjustments to reconcile net income to
net cash provided by
Operating Activities:
Gain on sale	-	-	(18,367,269)	-
Bad debts	1,528	826	3,477	826
Deferred financing cost	-	-	(16,146)	-
Depreciation and amortization	282,225	48,334	359,879	96,667
Interest on deferred financing	870	1,333	2,203	2,666
Deferred income tax	(129,161)	(3,665)	2,935,748	(454,087)
Changes in deferred and accrued amounts	(1,044,643)	(64,377)	653,361	(25,550)

Net Cash (Used In) Provided By Operating Activities	(710,838)	113,555	(1,204,366)	317,247
INVESTING ACTIVITIES
Additions to investment properties and other assets
for properties held for lease	-	-	(15,044,916)	-
Proceeds from sale of investment properties and other
assets held for lease	-	-	21,017,164	-

Net Cash Provided By Investing Activities	-	-	5,972,248	-
FINANCING ACTIVITIES
Purchase and retirement of common stock	-	(11,108)	-	(53,988)
Principal payments on notes payable	(33,011)	(75,542)	(2,974,909)	(192,486)

Net Cash (Used In) Financing Activities	(33,011)	(86,650)	(2,974,909)	(246,474)

Net (Decrease) Increase in Cash	(743,849)	26,905	1,792,973	70,773

CASH, BEGINNING OF PERIOD	3,030,268	298,390	493,446	254,522

CASH, END OF PERIOD	$ 2,286,419	$ 325,295	$ 2,286,419	$ 325,295

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 20,676	$ 44,244	$ 69,630	$ 113,187
Cash paid for income taxes	$ 891,548	$ 121,510	$ 891,548	$ 121,510

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

Note 2 - Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
	(unaudited)	(audited)

National Plaza building, land and improvements	$-	$5,322,260
Bobby Jones Ground Lease, land and lease intangible	15,044,916	-
Evans Ground Lease, land and improvements	2,382,673	2,382,673
Wrightsboro Road building, land and improvements	1,929,690	1,929,690
Commercial land and improvements	3,478,868	3,804,728
	22,836,147	13,439,351
Less accumulated depreciation and amortization	(412,696)	(3,079,905)

Investment properties for lease, net of depreciation	$22,423,451	$10,359,446
and amortization

Depreciation and amortization expense totaled approximately $281,000 and $47,000 for the three-month periods ended March 31, 2019 and 2018, respectively and approximately $358,000 and $94,000 for the six-month periods ended March 31, 2019 and 2018, respectively.

Sale of National Plaza

National Plaza is a retail strip center located on Washington Road in Augusta Georgia. Approximately 81% of the rentable space at National Plaza is leased to Publix Supermarkets, Inc., National Plaza's anchor tenant. The company sold this property in December of 2018 for $21,000,000 and recognized a gain on the sale of $18,367,269.  See Note 8 for additional disclosures regarding the National Plaza retail strip center.

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

                                                                                                                                                                                (Continued)

Note 2 - Investment Properties, continued

Purchase of Bobby Jones Ground Lease

In December of 2018, the Company purchased a tract of land, consisting of 19.32 acres, and a ground lease with a major discount retailer and building owned by the retailer for $15,044,916 using proceeds from the sale of National Plaza to fund the purchase, including $44,916 in transaction costs. The ground lease commenced on November 21, 2005 and the initial term expires on May 1, 2028.  The Company began recognizing rental income as of the date of closing. The original lease term is 20 years with sixteen five-year extension options.  Annual rental payments total $810,636 and rent is payable monthly.  The Company's management obtained an independent appraisal to determine the allocation of the purchase price, assigning $4,700,00 to land and $10,344,916 to the ground lease.  Per the appraisal, the Company's management also assumed the useful life of the lease should coincide with the remaining lease term, which is approximately 112 months, and has recorded amortization expense accordingly.

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1-acre parcel along Washington Road in Augusta, Georgia that adjoins the Company's National Plaza investment property.  This 1.1-acre parcel was included in the sale of the National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,478,868 and $3,804,728 at March 31, 2019 and September 30, 2018, respectively.

Refer to the Company's Form 10-K for the year ended September 30, 2018 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 - Notes Payable

Notes payable consisted of the following at:

	March 31, 2019	September 30, 2018
	(unaudited)	(audited)
A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents. The note was payable in monthly installments of $33,050, through August 2027, and accrued interest at an annual fixed rate of 4.3%. The note payable was collateralized by National Plaza. In December of 2018 the Company sold National Plaza and used a portion of the proceeds to pay off this note.	$ -	$ 2,925,424
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,391,662	1,457,207
	1,391,662	4,382,631
Less deferred financing costs	(28,124)	(46,387)
Less current maturities of notes payable	(136,971)	(407,554)
	$ 1,226,567	$ 3,928,690

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $136,971.

Note 4 - Income Taxes

Income tax payable of $632,260 has been accrued as of the quarter ended March 31, 2019.  As of January 31, 2019, all income taxes payable of $75,630 related to the fiscal year 2018 had been paid and $632,260 of accrued income taxes are payable for the quarter ended March 31, 2019.

The Tax Cuts and Jobs Act (TCJA) was signed into law by the President on Friday December 22, 2017. The TCJA  includes the reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, changes in business deductions, and many international provisions.  The drop in the corporate rate is effective for tax years beginning after December 31, 2017.  IRC Section 15 indicates that "if any rate of tax imposed. changes, and if the taxable year includes the effective date of the change., then tentative taxes shall be computed by applying the rate for the period before the effective date of the change, and the rate for the period on and after such date, to the taxable income for the entire taxable year, and the tax for such taxable year shall be the sum of that proportion of each tentative tax which the number of days in each period bears to the number of days in the entire taxable year." (§15(a)).  As the Company is a fiscal year taxpayer, they will receive a partial benefit for the drop in the federal corporate tax rate for their fiscal year ended September 30, 2018.  The weighted average federal tax rate computed in accordance with IRC Section 15 is 24.25% for the current fiscal year.

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

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in current and prior years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences that give rise to the deferred tax liability are as follows as of:

	March 31, 2019	September 30, 2018
Deferred income tax liabilities:
Basis in Investment Properties	$ 3,942,000	$ 1,006,252

Taxable gains deferred by the Company in prior years and in the current year through qualified tax-free like-kind exchanges totaled approximately $15,604,996. These deferred gains for tax reporting comprise a substantial portion of the Company's deferred income tax liabilities as of March 31, 2019 and September 30, 2018, net of the effects of depreciation.

                                                                                                                                                                                                          (Continued)

Note 4 - Income Taxes, continued

The provision (benefit) for income taxes is as follows:

	For the six months ended
	March 31,
	2019	2018
Current expense	$1,444,000	$123,820
Deferred expense (benefit)	2,935,749	(454,087)

	$4,379,749	$(330,267)

The provision for income taxes for the six months ended March 31, 2019 and 2018 differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

	2019	2018

Net income before tax	$17,604,130	$366,458

Expected federal tax expense at March 31,
2019 and 2018 is 21% and 24.25% respectively	3,696,867	88,866
State tax expense, net of federal benefit	647,687	34,954
Federal (benefit) expense of tax rate change	-	(454,087)
Other expense	35,195	-

Tax expense (benefit)	$4,379,749	$(330,267)

Note 5 - Concentrations

Substantially all of the Company's assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Substantially all of the Company's rental revenues were earned from four of the Company's investment properties, National Plaza, the Evans Ground Lease, the Bobby Jones Ground Lease and the Wrightsboro Road Lease, which comprise approximately 19%, 40%, 32% and 9% of the Company's revenues, respectively, for the six-month period ended March 31, 2019. The anchor tenant for National Plaza, Publix Supermarkets, Inc. ("Publix"), a regional food supermarket chain, leased approximately 81% of the space at National Plaza. Prior to the sale of National Plaza in December of 2018 the Company generated approximately 29% of its revenues through its lease with Publix.  See Note 8 for additional disclosures regarding the National Plaza retail strip center.

Note 6 - Related Party Transactions

During the six months ended March 31, 2019, the Company paid a stockholder who is also the son of the President for accounting services. The Company's Board of Directors believes that the accounting services paid to the son of its President were not in excess of prices that would have been paid had the Company obtained accounting services from other sources.

In December of 2018, the Company paid bonuses of $787,500 to stockholders, who are also board members, related to the sale of National Plaza.

In December of 2018, the Company paid legal fees of $25,000 to a stockholder, who is also a board member, related to resolving an operational matter with a tenant at National Plaza.

Note 7 - Sale of National Plaza

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

Note 8 - Purchase of Bobby Jones Ground Lease

On December 20, 2018, the Company purchased a tract of land, consisting of 19.32 acres, and a ground lease with a major discount retailer and building owned by the retailer for $15,044,916 using proceeds from the sale of National Plaza to fund the purchase, including $44,916 in transaction costs. The ground lease commenced on November 21, 2005 and the initial term expires on May 1, 2028.  The Company's management obtained an independent appraisal and which was utilized to allocate the purchase price, assigning $4,700,000 to land and $10,344,916 to the ground lease.  Based on the appraisal the Company's management has assumed the useful life of the lease should coincide with the remaining lease term, which is approximately 112 months, and has recorded amortization expense accordingly.

Item  2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company's results of operations for the six months ended March 31, 2019, and a comparative analysis of the same period for 2018 are presented below:

			Increase (decrease)
			2019 compared to 2018
	2019	2018	Amount	Percent

Rent revenues	$830,118	$902,297	$(72,179)	-8%
Gain on sale	18,367,269	-	18,367,269	-
Operating expenses	1,544,351	420,174	1,124,177	268%
Interest expense	48,906	115,665	(66,759)	-58%
Income tax expense (benefit), net	4,379,749	(330,267)	4,710,016	-1,426%
Net income	13,224,381	696,725	12,527,656	1,798%

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

Total operating expenses for the six months ended March 31, 2019 increased compared to the same period for 2018 due primarily to legal and professional fees and bonuses related to the sale of National Plaza and the purchase of the Bobby Jones Ground Lease in 2018 that were not incurred in the prior period.  Management expects operating expenses for the remainder of the current fiscal year to decrease significantly compared to the first six months as no additional bonuses are expected to be awarded and due to the sale of National Plaza, resulting in a reduction in related operating expenses.

Interest expense for the six months ended March 31, 2019 decreased compared to the same period in prior year 2018 due to paying off the loan collateralized by National Plaza with proceeds from the sale of National Plaza in December of 2018. Management expects interest expense for the remainder of the current fiscal year to decrease compared to the same period in prior year 2018.

Income tax expense for the six-month period ended March 31, 2019 increased significantly compared to the same period for 2018 due to the sale of National Plaza and the related proceeds.

Liquidity and Sources of Capital:

The Company's ratio of current assets to current liabilities at March 31, 2019 was 265%. The ratio was 130% at September 30, 2018.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing, and the appreciation in investment properties (which can be sold or mortgaged, if necessary). See Note 8 for additional disclosures regarding National Plaza retail strip center.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $136,971. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

101

The following financial information from Security Land and Development Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 is formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	May 16, 2019

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer