Form 10-Q
period 2019-06-30
SECURITY LAND & DEVELOPMENT CORP
filed 2019-08-14
CIK 88572

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

☐	Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

 Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑   NO  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                      Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)                       Smaller reporting company ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                            ☐ Yes     ☑ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2019
Common Stock, $0.10 Par Value	3,766,290 shares

Table of Contents

SECURITY LAND AND DEVELOPMENT CORPORATION

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEMS 1. Financial Statements
SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30	September 30
	2019	2018
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$2,054,998	$493,446
Receivables from tenants, net of allowance of $73,947 and $73,927 at June 30, 2019 and September 30, 2018, respectively	125,008	412,008
Prepaid property taxes	-	27,555

Total current assets	2,180,006	933,009
INVESTMENT PROPERTIES
Investment properties for lease, net of accumulated depreciation and amortization	18,773,545	6,554,718
Land and improvements held for investment or development	3,478,868	3,804,728

	22,252,413	10,359,446
OTHER ASSETS	244,286	12,716

TOTAL ASSETS	$24,676,705	$11,305,171

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$251,507	$234,381
Income taxes payable	329,260	75,630
Current maturities of notes payable	138,984	407,554

Total current liabilities	719,751	717,565
LONG-TERM LIABILITIES
Notes payable, less current portion and deferred financing cost	1,191,927	3,928,690
Deferred income taxes	3,924,790	1,006,252

Total long-term liabilities	5,116,717	4,934,942

Total liabilities	5,836,468	5,652,507
STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share, 30,000,000 shares authorized;
3,766,290 shares issued and outstanding at June 30, 2019 and September 30, 2018	376,629	376,629
Retained Earnings	18,463,608	5,276,035

Total Stockholders' Equity	18,840,237	5,652,664

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,676,705	$11,305,171

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

OPERATING REVENUE
Rent Revenue	$ 425,514	$ 418,894	$ 1,255,632	$ 1,321,191
OPERATING EXPENSES
Depreciation and amortization	284,906	48,333	646,988	145,000
Property taxes	72,116	70,024	202,513	210,071
Payroll and related costs	26,750	23,113	885,946	114,286
Insurance and utilities	1,320	24,897	1,586	42,921
Repairs and maintenance	250	14,287	10,074	32,994
Professional services	9,080	15,535	140,098	65,802
Bad debt expenses	(3,457)	-	20	-
Other	2,378	(8,626)	50,469	(3,337)

Total Operating Expenses	393,343	187,563	1,937,694	607,737

Operating (Loss) Income	32,171	231,331	(682,062)	713,454
OTHER INCOME (EXPENSE)
Gain on sale	-	-	18,367,269	-
Interest expense, net	(9,189)	(56,614)	(58,095)	(172,279)

Total Other Income (Expense)	(9,189)	(56,614)	18,309,174	(172,279)

Income Before Income Taxes	22,982	174,717	17,627,112	541,175
INCOME TAX PROVISION (BENEFIT)
Income tax expense	77,000	54,640	1,521,000	178,460
Income tax deferred (benefit) expense	(17,210)	(8,241)	2,918,539	(462,328)

Total Income Tax Provision (Benefit)	59,790	46,399	4,439,539	(283,868)

Net (Loss) Income	$ (36,808)	$ 128,318	$ 13,187,573	$ 825,043
PER SHARE DATA
Net (Loss) Income per Common Share, basic and diluted	$ (0.01)	$ 0.03	$ 3.50	$ 0.22
Weighted Average Shares Outstanding, basic and diluted	3,766,290	3,766,290	3,766,290	3,766,290

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

		Total
	Common	Retained	Stockholders'
	Stock	Earnings	Equity

Balance, September 30, 2017	$ 379,719	$ 4,505,515	$ 4,885,234
Net Income	-	565,622	565,622
Purchase and retirement of common stock	(2,455)	(40,425)	(42,880)
Balance, December 31, 2017 (unaudited)	377,264	5,030,712	5,407,976
Net Income	-	131,103	131,103
Purchase and retirement of common stock	(635)	(10,473)	(11,108)
Balance, March 31, 2018 (unaudited)	376,629	5,151,342	5,527,971
Net Income	-	128,318	128,318
Purchase and retirement of common stock	-	-	-
Balance, June 30, 2018 (unaudited)	376,629	5,279,660	5,656,289
Net Income	-	(3,631)	(3,631)
Purchase and retirement of common stock	-	6	6
Balance, September 30, 2018	376,629	5,276,035	5,652,664
Net Income	-	13,046,038	13,046,038
Balance, December 31, 2018 (unaudited)	376,629	18,322,073	18,698,702
Net Income	-	178,343	178,343
Balance, March 31, 2019 (unaudited)	376,629	18,500,416	18,877,045
Net Income	-	(36,808)	(36,808)
Balance, June 30, 2019 (unaudited)	376,629	18,463,608	18,840,237

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY LAND AND DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended June 30
	2019	2018
	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net income	$ 13,187,573	$ 825,043
Adjustments to reconcile net income to
net cash provided by
Operating Activities:
Gain on sale	(18,367,269)	-
Bad debts	20	8,886
Deferred financing cost	(16,146)	-
Depreciation and amortization	643,916	145,000
Interest on deferred financing	3,072	3,999
Deferred income tax	2,918,538	(466,641)
Changes in deferred and accrued amounts	341,005	35,509

Net Cash (Used In) Provided By Operating Activities	(1,289,291)	551,796
INVESTING ACTIVITIES
Additions to investment properties and other assets
for properties held for lease	(15,157,916)	-
Proceeds from sale of investment properties and other
assets held for lease	21,017,164	-

Net Cash Provided By Investing Activities	5,859,248	-
FINANCING ACTIVITIES
Purchase and retirement of common stock	-	(53,988)
Principal payments on notes payable	(3,008,405)	(289,877)

Net Cash used In Financing Activities	(3,008,405)	(343,865)

Net Increase in Cash	1,561,552	207,931

CASH, BEGINNING OF PERIOD	493,446	254,522

CASH, END OF PERIOD	$ 2,054,998	$ 462,453

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 89,820	$ 168,634
Cash paid for income taxes	$ 1,267,370	$ 175,510

The accompanying notes are an integral part of these consolidated financial statements.

 SECURITY LAND AND DEVELOPMENT CORPORATION

 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with instructions for Form 10-Q, Article 8 of Regulation S-X and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our Form 10-K for the year ended September 30, 2018 when reviewing these consolidated interim financial statements.

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

Significant Accounting Policies:

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

(Continued)

Note 1 - Basis of Presentation, Continued

Recently Adopted Accounting Standards

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers in future periods. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance is effective for the Company for reporting periods beginning October 1, 2018. We evaluated the revenue recognition for all contracts within this scope under existing accounting standards and under the new revenue recognition ASU and confirmed that there were no differences in the amounts recognized or the pattern of recognition. Therefore, the adoption of this ASU did not result in an adjustment to our retained earnings on October 1, 2018.

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

Note 2 - Investment Properties

Investment properties leased or held for lease to others under operating leases consisted of the following at
June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
	(unaudited)	(audited)

National Plaza building, land and improvements	$-	$5,322,260
Bobby Jones Ground Lease, land and lease intangible Evans Ground Lease, land and improvements	15,044,916 2,382,674	- 2,382,673
Wrightsboro Road building, land and improvements	2,042,690	1,929,690
Commercial land and improvements	3,478,868	3,804,728
	22,949,148	13,439,351
Less accumulated depreciation and amortization	(696,735)	(3,079,905)

Investment properties for lease, net of depreciation	$22,252,413	$10,359,446
and amortization

Depreciation and amortization expense totaled approximately $285,000 and $47,000 for the three-month periods ended June 30, 2019 and 2018, respectively and approximately $647,000 and $141,000 for the nine-month periods ended June 30, 2019 and 2018, respectively.

National Plaza is a retail strip center located on Washington Road in Augusta Georgia. Approximately 81% of the rentable space at National Plaza is leased to Publix Supermarkets, Inc., National Plaza's anchor tenant. The company sold this property in December of 2018 for $21,000,000 and recognized a gain on the sale of $18,367,269.  See Note 7 for additional disclosures regarding the National Plaza retail strip center.

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

The Company holds several parcels of land for investment or development purposes, including 19.38 acres of land in North Augusta, South Carolina, purchased in parcels during 2007 and 2008. The Company also owns approximately 85 acres of land in south Richmond County, Georgia and a 1.1-acre parcel along Washington Road in Augusta, Georgia that adjoins the Company's National Plaza investment property.  This 1.1-acre parcel was included in the sale of the National Plaza investment property. The aggregate costs of these investment properties held for investment or development was $3,478,868 and $3,804,728 at June 30, 2019 and September 30, 2018, respectively.

Refer to the Company's Form 10-K for the year ended September 30, 2018 for further information on operating lease agreements and land held for investment or development purposes.

Note 3 - Notes Payable

Notes payable consisted of the following at:

	June 30, 2019 (unaudited)	September 30, 2018 (audited)
A note payable to a regional financial institution, secured with a mortgage interest in National Plaza and an assignment of rents. The note was payable in monthly installments of $33,050, through August 2027, and accrued interest at an annual fixed rate of 4.3%. The note payable was collateralized by National Plaza. In December of 2018 the Company sold National Plaza and used a portion of the proceeds to pay off this note.	$ -	$ 2,925,424
A note payable to an insurance company collateralized with approximately 18 acres of land in Columbia County, Georgia, and an assignment of the long-term ground lease. The note is payable in monthly installments of $17,896, including principal and interest, through May 1, 2027, and bears interest at a fixed rate of 5.85%.	1,358,165	1,457,207
	1,358,165	4,382,631
Less deferred financing costs	(27,254)	(46,387)
Less current maturities of notes payable	(138,984)	(407,554)
	$ 1,191,927	$ 3,928,690

Note 4 - Income Taxes

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

Deferred income taxes are the result of qualified tax-free exchanges of property transacted in current and prior years and reporting depreciation differently for income tax purposes.  The tax effects of temporary differences that give rise to the deferred tax liability are as follows as of:

	June 30, 2019	September 30, 2018
Deferred income tax liabilities:
Basis in Investment Properties and Straight-line Rents
Receivable	$ 3,924,790	$ 1,006,252

Taxable gains deferred by the Company in prior years and in the current year qualified for tax-free like-kind exchanges. These deferred gains for tax reporting comprise a substantial portion of the Company's deferred income tax liabilities as of June 30, 2019 and September 30, 2018, net of the effects of depreciation.

The provision (benefit) for income taxes is as follows:

	For the nine months ended
	June 30,
	2019	2018
Current expense	$1,521,000	$178,460
Deferred expense (benefit)	2,918,539	(462,328)

	$4,439,539	$(283,868)

The provision for income taxes for the nine months ended June 30, 2019 and 2018 differs from the amount obtained by applying the U.S. federal and state income tax rate to pretax income due to the following:

	2019	2018

Net income before tax	$17,627,112	$541,175

Expected federal tax expense at June,
2019 and 2018 is 21% and 24.25% respectively	3,701,694	131,235
State tax expense, net of federal benefit	702,650	47,225
Federal (benefit) expense of tax rate change	-	(462,328)
Other expense	35,195	-

Tax expense (benefit)	$4,439,539	$(283,868)

Note 5 - Concentrations

Substantially all of the Company's assets consist of real estate located in Richmond and Columbia Counties in the state of Georgia and in Aiken County, South Carolina. Substantially all of the Company's rental revenues were earned from four of the Company's investment properties, National Plaza, the Evans Ground Lease, the Bobby Jones Ground Lease and the Wrightsboro Road Lease, which comprise approximately 13%, 40%, 38% and 9% of the Company's revenues, respectively, for the nine-month period ended June 30, 2019. The anchor tenant for National Plaza, Publix Supermarkets, Inc. ("Publix"), a regional food supermarket chain, leased approximately 81% of the space at National Plaza. Prior to the sale of National Plaza in December of 2018 the Company generated approximately 29% of its revenues through its lease with Publix.  See Note 7 for additional disclosures regarding the National Plaza retail strip center.

Note 6 - Related Party Transactions

During the nine months ended June 30, 2019, the Company paid a stockholder who is also the son of the President for accounting services. The Company's Board of Directors believes that the accounting services paid to the son of its President were not in excess of prices that would have been paid had the Company obtained accounting services from other sources.

In December of 2018, the Company paid bonuses of $787,500 to stockholders, who are also board members, related to the sale of National Plaza which is included in payroll and related costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Company's results of operations for the nine months ended June 30, 2019, and a comparative analysis of the same period for 2018 are presented below:

			Increase (decrease)
			2019 compared to 2018
	2019	2018	Amount	Percent

Rent revenue	$1,255,632	$1,321,191	$(65,559)	-5%
Gain on sale	18,367,269	-	18,367,269	-
Operating expenses	1,937,694	607,737	1,329,957	219%
Interest expense, net	58,095	172,279	(114,184)	-66%
Income tax expense (benefit), net	4,439,539	(283,868)	4,723,407	-1,664%
Net income	13,187,573	825,043	12,362,530	1,498%

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

Total operating expenses for the nine months ended June 30, 2019 increased compared to the same period for 2018 due primarily to legal and professional fees and bonuses related to the sale of National Plaza and the purchase of the Bobby Jones Ground Lease in 2018 that were not incurred in the prior period.  Management expects operating expenses for the remainder of the current fiscal year to decrease significantly compared to the first nine months as no additional bonuses are expected to be awarded and due to the sale of National Plaza, resulting in a reduction in related operating expenses.

Interest expense for the nine months ended June 30, 2019 decreased compared to the same period in prior year 2018 due to paying off the loan collateralized by National Plaza with proceeds from the sale of National Plaza in December of 2018. Management expects interest expense for the remainder of the current fiscal year to decrease compared to the same period in prior year 2018.

Income tax expense for the nine months ended June 30, 2019 increased significantly compared to the same period for 2018 due to the sale of National Plaza and the related proceeds.

The Company's results of operations for the three months ended June 30, 2019, and a comparative analysis of the same period for 2018 are presented below:

			Increase (decrease)
			2019 compared to 2018
	2019	2018	Amount	Percent

Rent revenue	$425,514	$418,894	$6,620	2%
Operating expenses	393,343	187,563	205,780	110%
Interest expense, net	9,189	56,614	(47,425)	-84%
Income tax expense (benefit), net	59,790	46,399	13,391	29%
Net (loss) income	(36,808)	128,318	(165,126)	-129%

Rent revenues for the three months ended June 30, 2019 are comparable to rent revenue for the three months ended June 30, 2018.

Total operating expenses for the three months ended June 30, 2019 increased compared to the same period for 2018 due primarily to increased amortization expense related to the purchase of the Bobby Jones Ground Lease in 2018.  Management expects operating expenses for the remainder of the current fiscal year to be comparable to the three months ended June 30, 2019.

Interest expense net of interest income decreased for the three months ended June 30, 2019 compared to the same period in 2018 due to paying off the loan collateralized by National Plaza with proceeds from the sale of National Plaza in December of 2018. Management expects interest expense for the remainder of the current fiscal year to decrease compared to the same period in prior year 2018.

Income tax expense for the three months ended June 30, 2019 increased compared to the same period for 2018 due to higher rent revenue as noted above.

Liquidity and Sources of Capital:

The Company's ratio of current assets to current liabilities at June 30, 2019 was 303%. The ratio was 130% at September 30, 2018.

Management of the Company expects future liquidity needs of the Company to be funded from rent revenues, refinancing, and the appreciation in investment properties (which can be sold or mortgaged, if necessary). See Note 8 for additional disclosures regarding National Plaza retail strip center.

Current maturities of notes payable will require the Company to make payments over the next 12 months totaling $138,984. The Company projects that it will be able to fund the payment of its current maturities of notes payable through cash flows generated from its operations and cash on hand, but there can be no assurance that this will occur.

Cautionary Note Regarding Forward-Looking Statements:

The results of operations for the nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, competition from other real estate companies, the ability of the Company to obtain financing for projects, and the continuing operations of tenants.

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

101

The following financial information from Security Land and Development Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY LAND AND DEVELOPMENT CORPORATION

(Registrant)

By:	/s/ T. Greenlee Flanagin	August 14, 2019

	T. Greenlee Flanagin	Date
President
Chief Executive Officer and Chief Financial Officer